Form 10KSB
period 2002-12-31
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2003-03-28
CIK 1178933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File No. 333-97681

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

(Name of Small Business Issuer in Its Charter)

Georgia (State of Incorporation)	76-0706098 (I.R.S. Employer Identification Number)

9464 Highway 5 Douglasville, Georgia (Address of Principal Executive Offices)	30135 (Zip Code)

(770) 489-3222
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class None	Name of Exchange on Which Registered N/A

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

The issuer’s revenues for its most recent fiscal year were $0.

The aggregate market value of the common stock held by non-affiliates of the issuer on March 10, 2003 was $6,509,630. As of such date, no organized trading market existed for the Common Stock of the issuer. The aggregate market value was computed by reference to the fair market value of the Common Stock of the issuer based on recent sales of the Common Stock. For the purpose of this response, directors, officers and holders of 5% or more of the issuer’s common stock are considered the affiliates of the issuer at that date. Although directors and executive officers of the registrant were assumed to be “affiliates” of the issuer for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

As of March 10, 2003, there were 1,094,463 shares of the issuer’s common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements of First Commerce Community Bankshares, Inc., a Georgia corporation (“First Commerce Community Bankshares”), included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Plan of Operations,” are “forward-looking statements.” Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service area of First Commerce Community Bank, future growth and earnings, the business strategies of the First Commerce Community Bankshares, capital expenditures of First Commerce Community Bankshares, including the acquisition of an additional office and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things:

•         we lack an operating history from which to base an estimate of our future financial performance;

•         we may be unable to implement key elements of our business strategy;

•         we may be unable to retain key personnel;

•         we may face increased competition from other financial institutions;

•         there may be a lack of sustained growth in the economy of Douglas County, Georgia;

•         we may experience rapid fluctuations in interest rates; and

•         we may experience changes in the legislative and regulatory environment.

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

References in this Report to “we,” “us,” and “our” collectively refer to First Commerce Community Bankshares, Inc. and First Commerce Community Bank.

Item 1.            Description of Business

Background

First Commerce Community Bankshares. First Commerce Community Bankshares was incorporated as a Georgia corporation on July 23, 2002 to serve as a bank holding company for First Commerce Community Bank. We filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register an initial public offering of a minimum of 900,000 shares and a maximum of 1,200,000 shares of the common stock of First Commerce Community Bankshares. As of March 10, 2003, we had raised $10,944,630 by issuing 1,094,463 shares of our common stock in the offering. The offering is scheduled to end on April 29, 2003. Although we do not plan to further extend the offering, we have a right to extend the offering for two additional 90 day periods. In the offering, we also granted to our twelve initial directors an aggregate of 418,500 warrants to purchase one share of our common stock at an exercise price of $10.00 per share.

On February 12, 2003, we received approval from the Board of Governors of the Federal Reserve System and the Georgia Department of Banking and Finance for First Commerce Community Bankshares to become a bank holding company. Accordingly, on February 28, 2003, First Commerce Community Bankshares used $10,000,000 of the net proceeds of the initial public offering to acquire all of the outstanding shares of common stock of First Commerce Community Bank.

First Commerce Community Bankshares has been organized to make it easier for First Commerce Community Bank to serve its future customers. The holding company structure provides flexibility for expanding our banking business by possibly acquiring other financial institutions and providing additional capital and banking-related services. A holding company structure will make it easier for us to raise capital for First Commerce Community Bank because we will be able to issue securities without the need for prior banking regulatory approval and the proceeds of debt securities issued by the holding company can be invested in the bank as primary capital.

The executive offices of First Commerce Community Bankshares are located at 9464 Highway 5, Douglasville, Georgia 30135. Our telephone number at such address is (770) 489-3222.

First Commerce Community Bank. On June 11, 2002, we filed applications on behalf of First Commerce Community Bank with the Georgia Department to organize as a state bank and with the FDIC to obtain insurance for First Commerce Community Bank’s deposits. We received final approval of First Commerce Community Bank’s charter application on March 3, 2003, and began our banking operations on March 4, 2003.

First Commerce Community Bank performs banking services customary for full service banks of similar size and character. Such services include making consumer loans, real estate loans, commercial loans and commercial leases, providing other banking services, such as cash management services, travelers checks, and maintaining deposit accounts such as checking accounts, money market accounts, and a variety of certificates of deposit and IRA accounts.

Market Area and Competition

Primary Service Area. First Commerce Community Bank’s primary service area is Douglas County, Georgia. Our primary service area represents a geographic area that includes the City of Douglasville, Georgia. Located 15 miles west of Atlanta and 12 miles from Hartsfield International Airport, Douglas County has experienced rapid growth over the last decade. Interstate Highway 20 bisects Douglasville, the county seat of Douglas County, and serves as a major thoroughfare to Atlanta, where it connects with Interstate Highways 75, 85 and 285. In addition, Camp Creek Parkway provides a direct connection from Douglas County to Hartsfield International Airport.

According to the U.S. Census Bureau, the estimated population of our primary service area was 92,174 in 2000, which represents an increase of 29.6% from 1990. ESRI Business Information Solutions projects that the population of Douglas County will continue to grow over the next several years, with an estimated population of 105,531 by 2006, an increase of approximately 12% from 2000. This represents projected annual growth in population of 2.3%, compared to projected national growth of 1.2%. According to the U.S. Census Bureau, the estimated number of housing units within our primary service area was 34,825 in 2000, an increase of 31.4% from 1990. According to ESRI Business Information Solutions, the estimated average household income for our primary service area is $60,122, which compares favorably to Georgia’s average household income of $53,933.

According to the Georgia Department of Labor, over 2,000 businesses are located in Douglas County. Douglas County has approximately 640 service firms and over 430 retail trade businesses. In addition, Douglas County also has over 340 construction firms and approximately 125 manufacturing firms.

According to the Georgia Department of Labor, the service sector, which includes professional, business, health and educational services, represents the largest employment sector, providing 35.7% of Douglas County’s jobs. The other predominant employment sectors of Douglas County are the retail trade, manufacturing and construction sectors, providing 28.3%, 9.2% and 8.2% of Douglas County’s jobs, respectively. According to the Georgia Department of Labor, the largest employers in our primary service area are Inner Harbour Hospitals, Kroger Company, Parkway/Lanier Physician Services, Wal-Mart Associates, Inc. and Wellstar Health System, Inc.

According to the Georgia Department of Community Affairs, Douglas County’s average annual unemployment rate was 3.1% between 1996 and 2000, compared to the Georgia average unemployment rate of 4.2% and the national average unemployment rate of 4.8%, for the same period. According to the Georgia Department of Labor, Douglas County’s average unemployment rate for 2000 was 2.7%, compared to the Georgia average of 3.7% and the national average of 4.0%.

We believe that Douglas County presents a growing and diversified economic environment that will support First Commerce Community Bankshares’ formation. As a community bank, First Commerce Community Bank is designed to serve the needs of the citizens and businesses within this growing economy.

Competition. The banking business is highly competitive. First Commerce Community Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. Douglas County was served by 12 insured financial institutions operating a total of 28 retail branches as of June 30, 2002, the latest date for which information is available. A number of these competitors are well established in our primary service area.

According to the FDIC, bank and thrift deposits in Douglas County grew from approximately $522.1 million in June 1997 to approximately $808.6 in June 2002, an increase of approximately 54.9%. The following table illustrates the deposit base and market share of the financial institutions located in Douglas County as of June 30, 2002, the latest date for which information is available.

Douglas County Deposit Base and Market Share Information

	$	%

	(Dollars in millions)
Financial Institution
Regions Bank	177.2	21.9
Douglas County Bank	166.1	20.5
Citizens & Merchants State Bank	108.7	13.4
SunTrust Bank	105.8	13.1
Branch Banking & Trust Company	85.3	10.6
Bank of America	52.2	6.5
Wachovia Bank, National Association	44.9	5.6
SouthTrust Bank	26.7	3.3
United Community Bank West Georgia	18.7	2.3
West Georgia National Bank of Carrollton	11.8	1.5
Georgia State Bank	6.8	0.8
Washington Mutual Bank, FA	4.4	0.6

______________

We compete directly with many of the institutions named in the table above. Additionally, we anticipate further competition as existing institutions in the market expand their branch networks or as institutions from other markets branch into our primary service area. For example, several community banks are in organization or were recently formed in neighboring counties, and we expect that one or more of these banks may attempt to enter the Douglas County market within the next five years.

We recognize that most of our competitors have substantially greater resources and lending limits than we have and provide other services, such as extensive and established branch networks and trust services, which we do not provide initially. As a result of these competitive factors, we may have to pay higher interest rates to attract depositors or extend credit with lower interest rates to attract borrowers. However, we will attempt to minimize these competitive factors and attract new banking relationships by offering our customers a personalized approach to banking.

As shown in the table above, a number of large national and regional institutions have entered or expanded in our primary service area as a result of the acquisition of smaller community banks. A number of these large national and regional institutions are well established within our primary service area, holding a combined 61.0% of deposits within our primary service area as of June 30, 2002. These large national and regional institutions include Regions Bank, SunTrust Bank, BB&T, Bank of America, Wachovia, and SouthTrust Bank.

With respect to these large national and regional institutions, many of the customer service functions, as well as authority for loan approval, are located outside of our primary service area. While several community banks have branch offices within our primary service area, Douglas County Bank is the only locally-owned community bank based in Douglas County. As a result of this consolidation and expansion by large national and regional institutions within our primary service area, we believe an attractive opportunity exists for a new bank that positions itself as a locally-owned community bank headquartered in Douglas County. As one of only two locally-owned community banks headquartered in Douglas County, we intend to differentiate First Commerce Community Bank from our competitors primarily through our active calling programs for directors and officers, our involvement in the communities we serve, the quality and experience of our staff and our convenient office location.

Lending Services

Lending Policy. First Commerce Community Bank was established to generally support Douglas County; consequently, we will aggressively lend money to creditworthy borrowers within this limited geographic area. We emphasize real estate-related loans, including construction loans for residential and commercial properties, and primary and secondary mortgage loans for the acquisition or improvement of personal residences, as well as commercial loans to small- and medium-sized businesses and professional concerns. We also emphasize consumer loans to individuals.

We attempt to avoid concentrations of loans to a single industry or based on a single type of collateral. To address the risks inherent in making loans, we maintain an allowance for loan losses based on, among other things, an evaluation of our loan loss experience, the amount of past due and nonperforming loans, current and anticipated economic changes and the values of certain loan collateral. Based upon such factors, our management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for potential loan losses based upon a percentage of the outstanding balances and for specific loans. However, because there are certain risks that cannot be precisely quantified, management’s judgment of the allowance is necessarily an approximation and imprecise. The adequacy and methodology of our allowance for loan losses is subject to regulatory examination and compared to a peer group of financial institutions identified by the bank’s regulatory agencies.

Loan Approval and Review. Our loan approval policies provide for various levels of officer lending authority. When the amount of total loans to a single borrower exceeds that individual officer’s lending authority, either an officer with a higher lending limit or our Loan Committee determines whether to approve the loan request. We do not make any loans to any of our directors or executive officers unless our board of directors first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower. We may make small loans to our directors and executive officers without the prior approval of our board of directors, in accordance with regulatory limits for such loans.

Lending Limits. Our lending activities are subject to a variety of lending limits imposed by law. Differing limits apply in some circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to First Commerce Community Bank. In general, however, we are able to loan any one borrower a maximum amount equal to either:

•         15% of First Commerce Community Bank’s statutory capital base if the loan is not fully secured; or

•         25% of the bank’s statutory capital base if the entire amount of the loan is fully secured.

Our management team has not yet established any minimum or maximum loan limits other than the statutory lending limits described above. These limits will increase or decrease as our capital increases or decreases as a result of its earnings or losses, among other reasons. We may sell participations in our loans to other financial institutions in order to meet all of the lending needs of loan customers.

Credit Risks. The principal economic risk associated with each category of loans that we will make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower’s ability to repay include interest, inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.

With respect to real estate loans generally, the ability of a borrower to repay a real estate loan will depend upon a number of economic factors, including employment levels and fluctuations in the value of real estate. In the case of a real estate purchase loan, the borrower may be unable to repay the loans at the end of the loan term and may thus be forced to refinance the loan at a higher interest rate, or, in certain cases, the borrower may default as a result of its inability to refinance the loan. In either case, the risk of nonpayment by the borrower is increased. In the case of a real estate construction loan, there is generally no income from the underlying property during the construction period, and the developer’s personal obligations under the loan are typically limited. Each of these factors increases the risk of nonpayment by the borrower. We will also face additional credit risks to the extent that we engage in adjustable rate mortgage loans. In the case of an adjustable rate mortgage loan, as interest rates increase, the borrower’s required payments increase, thus increasing the potential for default. The marketability of all real estate loans, including adjustable rate mortgage loans, is also generally affected by the prevailing level of interest rates.

The well established financial institutions in our primary service area are likely to make proportionately more loans to medium- to large-sized businesses than we will make. Many of our anticipated commercial loans will be made to small- to medium-sized business that may be less able to withstand competitive, economic and financial pressures than large borrowers. Our commercial loan portfolio is expected to consist of loans to individual, partnership and corporate borrowers that are primarily located in Douglas County. Accordingly, we anticipate that our commercial borrowers will reflect the diversified businesses of our primary service area, and will principally include service, retail trade and manufacturing firms. The risks associated with commercial loans depend to a large extent upon various economic factors, including the strength of the economy in our primary service area and the ability of our commercial borrowers to properly evaluate and respond to a changing marketplace. In addition, our commercial borrowers will likely face risks related specifically to the unique nature of their business. For example, service and retail trade firms may incur risks associated with labor shortages and consumer preference changes, while manufacturing firms may incur risks associated with raw material and labor shortages, as well as currency fluctuations.

Consumer loans generally involve more credit risks than other loans because of the type and nature of the underlying collateral or because of the absence of any collateral. Consumer loan repayments are dependent on the borrower’s continuing financial stability and are likely to be adversely affected by job loss, divorce and illness. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the case of default. In most cases, any repossessed collateral will not provide an adequate source of repayment of the outstanding loan balance. Although the underwriting process for consumer loans includes a comparison of the value of the security, if any, to the proposed loan amount, we cannot predict the extent to which the borrower’s ability to pay, and the value of the security, will be affected by prevailing economic and other conditions.

Real Estate Loans. We will make commercial real estate loans, construction and development loans, and residential real estate loans. These loans will include some commercial loans where we will take a security interest in real estate out of an abundance of caution and not as the principal collateral for the loan, but will exclude home equity loans, which are classified as consumer loans.

•          Commercial Real Estate. Our commercial real estate loan terms generally will be limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, with an origination fee generally being charged on each loan funded. We will attempt to reduce credit risk on our commercial real estate loans by emphasizing loans on owner-occupied office and retail buildings where the ratio of the loan principal to the value of the collateral as established by independent appraisal does not exceed 80.0%. We will also project minimum levels of net projected cash flow available for debt service based on the type of loan. In addition, we may require personal guarantees from the principal owners of the property supported by a review by our management of the principal owners’ personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower’s management. We will attempt to limit our risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•          Construction and Development Loans. Our construction and development loans will be made both on a pre-sold and speculative basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of nine months and interest is paid periodically. The ratio of the loan principal to the value of the collateral as established by independent appraisal will not generally exceed 80.0%. Additionally, speculative loans will be based on the borrower’s financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or appraiser. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•          Residential Real Estate. Our residential real estate loans will consist of residential first and second mortgage loans and residential construction loans. We will offer fixed and variable rates on our mortgages with the amortization of first mortgages with maturity dates of three years and beyond. These loans will be made consistent with our appraisal policy and with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not to exceed 80.0%. We expect these loan to value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans. A primary component of our loan portfolio will be loans for commercial purposes. Our commercial loan portfolio is expected to consist of loans principally to retail trade, service and manufacturing firms located in our primary service area. The terms of these loans will vary by purpose and by type of underlying collateral, if any. We will typically make equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term. Equipment loans generally will be secured by the financed equipment, and the ratio of the loan principal to the value of the financed equipment or other collateral will generally be 75.0% or less. Loans to support working capital will typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory, or other collateral, as well as personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal will typically be repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower’s management and its ability both to evaluate properly changes in the supply and demand characteristics for its products and services and to respond effectively to such changes are significant factors in a commercial borrower’s creditworthiness.

Consumer Loans. We will make a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans, home equity loans and home equity lines of credit. Consumer loan repayments depend upon the borrower’s financial stability and are more likely to be adversely affected by divorce, job loss, illness and personal hardships. Because many consumer loans are secured by depreciable assets such as boats, cars, and trailers, the loan should be amortized over the useful life of the asset. The borrower will generally be required to be employed for at least 12 months prior to obtaining the loan. The loan officer will review the borrower’s past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. Consumer loans will generally be made at a fixed rate of interest.

Deposit Services

We will seek to establish solid core deposits, including checking accounts, money market accounts, savings accounts, a variety of certificates of deposit and IRA accounts. To attract deposits, we will employ an aggressive marketing plan in our primary service area and feature a broad product line and competitive services. The primary sources of deposits will be residents of, and businesses and their employees located in, our primary service area. We plan to obtain these deposits through personal solicitation by our officers and directors, direct mail solicitations and advertisements in the local media. In order to attract our initial deposit base, we may offer higher interest rates on various deposit accounts.

Other Banking Services

Other anticipated bank services include overdraft protection, direct deposit, wire transfers, night depository, safe deposit boxes, travelers checks, debit cards and automatic drafts. We plan to become associated with a shared network of automated teller machines that our customers will be able to use throughout Georgia and other regions. We may offer annuities, mutual funds and other financial services through a third party that has not yet been chosen. We also plan to offer Mastercard® and VISA® credit card services through a correspondent bank as an agent for the bank. We will not exercise trust powers during our early years of operation. We may in the future offer a full-service trust department, but cannot do so without the prior approval of the Georgia Department.

Marketing and Advertising

Our target customers will be the residents and the small- to medium-sized businesses and their employees located in our primary service area.

We intend to develop our image as a community-oriented bank with an emphasis on quality service and personal contact. While we plan to utilize traditional advertising mediums such as local newspapers and local event sponsorship, we plan to focus our marketing efforts on leveraging the existing relationships of our directors and management, principally through our formal calling program.

Investments

In addition to loans, we will make other investments primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States and other taxable securities. These investments will include U.S. Treasury bills with treasury notes, as well as investments in securities of federally sponsored agencies, such as Federal Home Loan Bank bonds. In addition, we may also invest in federal funds, negotiable certificates of deposit, banker’s acceptances, mortgage backed securities, corporate bonds and municipal or other tax-free bonds. No investment in any of those instruments will exceed any applicable limitation imposed by law or regulation. Our Investment Committee will review the investment portfolio on an ongoing basis in order to ensure that the investments conform to our policy as set by our board of directors.

Asset and Liability Management

Our Investment Committee will manage our assets and liabilities and will strive to provide an optimum and stable net interest margin, a profitable after-tax return on assets and return on equity and adequate liquidity. The committee will conduct these management functions within the framework of written loan and investment policies that we will adopt. The committee will attempt to maintain a balanced position between rate sensitive assets and rate sensitive liabilities. Specifically, it will chart assets and liabilities on a matrix by maturity, effective duration and interest adjustment period and attempt to manage any gaps in maturity ranges.

Employees

As of December 31, 2002, we had six employees. First Commerce Community Bankshares does not have any employees who are not also employees of First Commerce Community Bank.

SUPERVISION AND REGULATION

The following discussion describes the material elements of the regulatory framework that applies to banks and bank holding companies and provides certain specific information related to First Commerce Community Bankshares and First Commerce Community Bank.

Regulation of First Commerce Community Bankshares

First Commerce Community Bankshares is a bank holding company registered with the Federal Reserve under the Bank Holding Company Act. As a result, First Commerce Community Bankshares and any future non-bank subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•         it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank;

•         it or any of its subsidiaries, other than a bank, may acquire all or substantially all the assets of any bank; or

•         it may merge or consolidate with any other bank holding company.

The Bank Holding Company Act further provides that the Federal Reserve may not approve any acquisition that would result in monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the United States, or that in any other manner would be a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act, the restrictions on interstate acquisitions of banks by bank holding companies were repealed. As a result, First Commerce Community Bankshares and other bank holding companies located in Georgia are able to acquire banks located in any other state, and bank holding companies located outside of Georgia can acquire any Georgia-based banks, in either case subject to certain deposit percentage and other restrictions. The legislation provides that unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies are able to consolidate their multistate banking operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank is permitted only if it is expressly permitted by the laws of the host state. Georgia does not permit de novo branching by an out-of-state bank. Therefore, the only method by which an out-of-state bank or bank holding company may enter Georgia is through an acquisition. Georgia has adopted an interstate banking statute that removes the existing restrictions on the ability of banks to branch interstate through mergers, consolidations and acquisitions. However, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been in existence and continuously operating as a bank for three years. As a result, no bank holding company may acquire control of First Commerce Community Bankshares until after the third anniversary of First Commerce Community Bank’s commencement of operations.

Activities. The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Provisions of the Gramm-Leach-Bliley Act, discussed below, have expanded the permissible activities of a bank holding company and its subsidiaries. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity can be reasonably expected to produce benefits to the public, such as a greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices.

Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act implemented major changes to the statutory framework for providing banking and other financial services in the United States. The Gramm-Leach-Bliley Act, among other things, eliminated many of the restrictions on affiliations among banks and securities firms, insurance firms, and other financial service providers. A bank holding company that qualifies as a financial holding company will be permitted to engage in activities that are financial in nature or incident or complimentary to a financial activity. The activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial and instant advisory services, underwriting securities and limited merchant banking activities.

To become eligible for these expanded activities, a bank holding company must qualify as a financial holding company. To qualify as a financial holding company, each insured depository institution controlled by the bank holding company must be well-capitalized, well-managed, and have at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve of its intention to become a financial holding company. We presently have no plans to become a financial holding company.

Although considered to be one of the most significant banking laws since Depression-era statutes were enacted, because of our small size and recent organization, we do not expect the Gramm-Leach-Bliley Act to materially affect our initial products, services or other business activities. We do not believe that the Gramm-Leach-Bliley Act will have a material adverse impact on our operations. To the extent that it allows banks, securities firms, and insurance firms to affiliate, the financial services industry may experience further consolidation. The Gramm-Leach-Bliley Act may have the result of increasing the amount of competition that we face from larger institutions and other companies offering financial products and services, many of which may have substantially more financial resources.

Support of Subsidiary Institutions. Under Federal Reserve policy, First Commerce Community Bankshares is expected to act as a source of financial strength for, and to commit resources to support its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, First Commerce Community Bankshares may not be inclined to provide it. In addition, any capital loans by a bank holding company to its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Regulation of First Commerce Community Bank

As a Georgia state chartered bank, First Commerce Community Bank will be examined and regulated by the FDIC and the Georgia Department. The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC also approves conversions, mergers, consolidations, and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting bank is an uninsured bank.

The Georgia Department will regulate all areas of First Commerce Community Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. First Commerce Community Bank will also be subject to Georgia banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and are required to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking regulators have specified by regulation the relevant capital level for each category.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking regulator may treat an undercapitalized institution in the same manner as it treats significantly undercapitalized institutions if it determines that those actions are necessary.

FDIC Insurance Assessments. The FDIC adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (i) well capitalized; (ii) adequately capitalized; and (iii) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. An institution’s insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications to which different assessment rates are applied. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

Community Reinvestment Act. First Commerce Community Bank will be subject to the provisions of the Community Reinvestment Act, which requires the FDIC, in connection with its regular examination of a bank, to assess the bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

Regulations promulgated under the CRA are intended to set distinct assessment standards for financial institutions. The regulations provide for streamlined procedures for institutions with assets of less than $250 million. The regulations contain the following three evaluation tests:

•         a lending test, which compares the institution’s market share of loans in low- and moderate-income areas to its market share of loans in its entire service area;

•         a service test, which evaluates the provision of services that promote the availability of credit to low- moderate-income areas; and

•         an investment test, which evaluates the institution’s record of investments in organizations designed to foster community development, small- and minority-owed businesses and affordable housing lending, including state and local government housing or revenue bonds.

Institutions are required to make public disclosure of their written CRA evaluations made by regulatory agencies. This promotes enforcement of CRA requirements by providing the public with the status of a particular institution’s community investment record. In addition to public disclosure of an institution’s CRA assessment, regulatory authorities are required to consider an institution’s CRA assessment when an institution applies for approval to establish a new branch which will accept deposits, to relocate an existing branch or to merge with another federally regulated financial institution.

Privacy. The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties, other than third parties that market the institution’s products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic means to the consumer.

USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. We do not expect that compliance with the IMLAFA will have a material impact on our results of operations or financial condition.

Payment of Dividends

First Commerce Community Bankshares is a legal entity separate and distinct from First Commerce Community Bank. The principal sources of revenues to First Commerce Community Bankshares, including cash flow to pay dividends to its shareholders, are dividends paid from First Commerce Community Bank to First Commerce Community Bankshares. There are statutory and regulatory limitations on the payment of dividends by the Bank, as well as by First Commerce Community Bankshares to its shareholders.

If, in the opinion of the FDIC, First Commerce Community Bank were engaged in or about to engage in an unsafe or unsound practice the FDIC may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. The payment of dividends by First Commerce Community Bankshares and its banking subsidiary may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

Georgia law provides additional restrictions on the payment of dividends by First Commerce Community Bank to First Commerce Community Bankshares. First Commerce Community Bank must have the approval of the Georgia Department to pay cash dividends, unless at the time of such payment:

•         the total classified assets at the most recent examination of First Commerce Community Bank do not exceed 80% of tier 1 capital plus allowance for loan losses as reflected at such examination;

•         the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits, after taxes, but before dividends, for the previous calendar year; and

•         the ratio of tier 1 capital to adjusted total assets will not be less than 6%.

In light of these regulatory restrictions and the need for us to retain and build capital, the board of directors of First Commerce Community Bankshares plan to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become cumulatively profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of First Commerce Community Bankshares and First Commerce Community Bank and on other factors that our board of directors considers relevant. We do not expect to attain cumulative profitability before our third year of operations, if at all. Consequently, we do not expect to pay dividends to our shareholder in the near future.

Capital Adequacy

First Commerce Community Bankshares and First Commerce Community Bank will be required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the company, and the FDIC, in the case of the bank. The Federal Reserve has established two basic measures of capital adequacy for bank holding companies: a risk-based measure and a leverage measure. A bank holding company must satisfy all applicable capital standards to be considered in compliance.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. At least half of total capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets, or “tier 1 capital.” The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves, or “tier 2 capital.”

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of tier 1 capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 3%, plus an additional cushion of 1% to 2%. The guidelines also provide that bank holding companies experiencing internal growth, as will be the case for First Commerce Community Bankshares, or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

First Commerce Community Bank is subject to risk-based and leverage capital requirements adopted by FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Restrictions on Transactions with Affiliates

We are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•         a bank’s loans or extensions of credit to affiliates;

•         a bank’s investment in affiliates;

•         assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•         the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•         a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. First Commerce Community Bank must also comply with other provisions designed to avoid the making of low-quality loans or investments.

We are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

First Commerce Community Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features.

Monetary Policy

The earnings of First Commerce Community Bank, as well First Commerce Community Bankshares, will be affected by domestic and foreign conditions (such as the potential war with Iraq), particularly by the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.

Item 2.            Properties

We began our banking operations on March 4, 2003 in a main office facility located at 9464 Highway 5, Douglasville, Georgia. After considering several locations within our primary service area, we purchased this facility and the property on which it is located for $776,936. We purchased the property from BAMA’s LLC, an entity of which Mr. Lumpkin, our president and chief executive officer, holds a 50% ownership interest. See “Item 12. Certain Relationships and Related Transactions.” The purchase price for the property was based on our organizers’ collective knowledge of the Douglasville real estate market as well as an independent appraisal delivered by an independent third party retained by us. To pay for the property, as well as a portion of the costs of renovating, furnishing and equipping the facility, we obtained a line of credit from Nexity Bank for up to $1,000,000. At December 31, 2002, $999,931 was outstanding on the line of credit, which was secured by the property. In addition, each organizer guaranteed the full amount of the loan, which bore interest at 1.0% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was to be paid on April 19, 2003. On February 3, 2003, after all of the conditions to the offering were satisfied, and The Bankers Bank had released funds from the subscription escrow account to us, we repaid the outstanding amount on the line of credit. We incurred additional costs of $581,542 to renovate, furnish and equip the facility.

Our initial main office facility was used by SunTrust Bank as a branch office facility. Our initial main office facility consists of approximately 3,000 square feet and includes one vault, three offices, three teller stations, two drive-in windows, and one automated teller machine. Our initial main office facility is located on Highway 5 in Douglasville, the county seat of Douglas County, in an area with significant vehicle traffic.

In addition, on February 19, 2003, we entered into an agreement to acquire a property located at 6168 Prestley Mill Road, Douglasville, Georgia, which will be the site for our permanent main office. The purchase price for the property will be $700,000, and will be funded with a portion of the net proceeds of the offering. The agreement is conditioned upon our obtaining the approval of the Georgia Department and the FDIC and the seller obtaining the necessary zoning approval for our construction and operation of a banking facility on the property. We currently anticipate that the closing will occur around July 1, 2003. We expect to begin construction of this facility in the fourth quarter of 2003, with completion anticipated in the second quarter of 2005. Our permanent main office facility will consist of approximately 12,000 square feet. The estimated costs of constructing our permanent main office facility are $1,700,000, and the estimated costs of furnishing and equipping the facility are $800,000.

Upon completion of construction of our permanent main office facility, we plan to convert our initial main office facility into a branch office. We must receive the approval of the Georgia Department prior to opening any additional offices.

In addition, we lease an office facility with approximately 1,400 square feet for our back office operations, including our accounting and financial operations. We entered into an agreement to lease this temporary facility, located at 5833 Stewart Parkway, Suite 102, Douglasville, Georgia, for a monthly rental rate of $1,325. The lease agreement will terminate on July 31, 2005. We expect to move our back office operations to our permanent main office facility upon completion of construction.

Item 3.            Legal Proceedings

As of the date of this Report, there were no legal proceedings to which we, or any of our properties, were subject.

Item 4.            Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.            Market for Common Equity and Related Stockholder Matters

A.       Market Information

(i)       Market for Common Equity. There is no established trading market for the common stock of First Commerce Community Bankshares, and an active public trading market is not expected to develop in the near future.

(ii)      Holders of Common Stock. As of March 10, 2003, there were 359 record holders of the common stock of First Commerce Community Bankshares.

(iii)     Dividends. To date, we have not paid any dividends on the common stock of First Commerce Community Bankshares. First Commerce Community Bankshares has no source of income other than dividends that First Commerce Community Bank pays to it. Our ability to pay dividends to its shareholders will therefore depend on First Commerce Community Bank’s ability to pay dividends to First Commerce Community Bankshares. In the future, First Commerce Community Bankshares may begin income-producing operations independent from those of the First Commerce Community Bank, which may provide another source of income from which we could pay dividends to our shareholders. However, we can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

Bank holding companies and national banks are both subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need for us to retain and build capital, the board of directors of First Commerce Community Bankshares plan to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of First Commerce Community Bankshares and First Commerce Community Bank and on other factors that our board of directors considers relevant.

Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of First Commerce Community Bankshares or First Commerce Community Bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See “Item 1. Description of Business - Supervision and Regulation – Payment of Dividends.”

B.        Recent Sales of Unregistered Securities; Use of Proceeds from Sales of Registered Securities

On July 23, 2002, we issued to William C. Lumpkin, Jr., in a private placement, 10 shares of our common stock, $1.00 par value per share, for a price of $10.00 per share in connection with our organization. The sale to Mr. Lumpkin was exempt from registration under the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(2) of the Act because it was a transaction by an issuer that did not involve a public offering.

On October 31, 2002, we commenced an initial public offering of a minimum of 900,000 shares and a maximum of 1,200,000 shares of common stock, par value $1.00 per share, of First Commerce Community Bankshares, at an offering price of $10.00 per share. The minimum aggregate offering price of the securities registered was $9,000,000 and the maximum aggregate offering price of the securities registered was $1,200,000. The shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (the “Registration Statement,” registration number 333-97681). In addition, we also registered in the offering an aggregate of 418,500 warrants to be issued to our twelve initial directors. The Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 30, 2002. The offering commenced on October 31, 2002.

Prior to February 3, 2003, all subscription funds tendered were being deposited in an interest-bearing escrow account with The Bankers Bank, Atlanta, Georgia. As of February 3, 2003, the minimum number of shares to be sold in the offering had been attained. Accordingly, on February 3, 2003, the escrow agent for the offering released the subscription funds to First Commerce Community Bankshares. After February 3, 2003, all subscription funds tendered will be deposited directly with First Commerce Community Bankshares and will be immediately available for use by us. The offering is presently scheduled to end on April 29, 2003, but we may extend the offering for two additional 90 day periods, or through October 26, 2003, at the latest. Through March 10, 2003, a total of 1,094,463 shares had been issued for an aggregate offering price of $10,944,630.

From the effective date of the Registration Statement to March 10, 2003, we had estimated expenses in connection with the offering of approximately $47,243. Through March 10, 2003, the net proceeds of the offering were $10,897,387. None of the estimated expenses in connection with the offering were paid directly or indirectly to any director, officer, general partner of First Commerce Community Bankshares or their associates, persons owning 10% or more of any class of equity securities of First Commerce Community Bankshares, or any affiliate.

With the prior approval of the Federal Reserve and the Georgia Department, on February 28, 2003, First Commerce Community Bankshares used $10,000,000 of the net proceeds of the offering to capitalize First Commerce Community Bank. In return, First Commerce Community Bank issued all of its common stock to First Commerce Community Bankshares, and First Commerce Community Bankshares became the bank’s sole shareholder. First Commerce Community Bankshares will use the remainder of the net proceeds of the offering for working capital purposes.

As described above, we used $10,000,000 of the net proceeds of the offering to capitalize First Commerce Community Bank. First Commerce Community Bank used $799,993 of these funds to repay amounts outstanding on its organizing line of credit, and $999,931 to repay a loan used to fund the purchase of the site for the bank’s initial main office facility. We purchased our initial main office from BAMA’s LLC, an entity of which Mr. Lumpkin, our president and chief executive officer, holds a 50% ownership interest. See “Item 12. Certain Relationships and Related Transactions.” In addition, First Commerce Community Bank plans to use $700,000 of these funds to purchase a property for the bank’s permanent main office facility.

First Commerce Community Bank is using the remaining net proceeds of the offering to furnish, renovate and equip our initial main office facility and permanent main office facility, and for working capital purposes.

Except as described above, none of the net proceeds of the offering will be paid directly or indirectly to any director, officer, general partner of First Commerce Community Bankshares or their associates, persons owning 10% or more of any class of equity securities of First Commerce Community Bankshares, or an affiliate of First Commerce Community Bankshares.

Item 6.            Management’s Discussion and Analysis of Financial Condition and Plan of Operations

The purpose of the following discussion is to address information relating to the financial condition and results of operations of First Commerce Community Bankshares that may not be readily apparent from the consolidated financial statements and notes thereto, which begin on page F-1 of this Report. This discussion should be read in conjunction with the information provided our consolidated financial statements and notes thereto.

General

We were in the development stage during the last fiscal year and remained in that stage until we began our banking operations on March 4, 2003. First Commerce Community Bankshares was incorporated on July 23, 2002 to serve as a holding company for First Commerce Community Bank. Prior to the incorporation of First Commerce Community Bankshares, our organizers conducted their organizational activities through First DB, LLC, a Georgia limited liability company, of which each organizer is a member. During the fiscal year ended December 31, 2002, our main activities were:

•         seeking, interviewing and selecting our officers;

•         preparing our business plan;

•         applying for a state bank charter under the laws of the State of Georgia;

•         applying for FDIC deposit insurance;

•         applying to become a bank holding company;

•         identifying the sites for our banking facilities; and

•         raising equity capital through an initial public offering.

On October 31, 2002, we began an initial public offering of a minimum of 900,000 shares and a maximum of 1,200,000 shares of the common stock of First Commerce Community Bankshares. As of March 10, 2003, we had raised $10,944,630 by issuing 1,094,463 shares of our common stock in the offering. The offering is scheduled to end on April 29, 2003. Although we do not plan to further extend the offering, we have a right to extend the offering for two additional 90 day periods.

Financial Results

From March 26, 2002, the date we began our organizational activities, through December 31, 2002, our net loss amounted to $364,124. Our financial statements and related notes, which are included in this Report, provide additional information relating to the discussion of our financial condition. See “Index to Financial Report” on page F-1.

We completed our organizational activities and began banking operations on March 4, 2003. We will incur substantial expenses in establishing First Commerce Community Bank as a going concern, and we can give you no assurance that we will be profitable or that future earnings, if any, will meet the levels prevailing in the banking industry. Typically new banks are not profitable in their first year of banking operations and, in some cases are not profitable for several years. Our future results will be determined primarily by our ability to manage effectively interest income and expense, to minimize loan and investment losses, to generate non-interest income, and to control non-interest expenses. Since interest rates will be determined by market forces and economic conditions beyond our control, our ability to generate net interest income will be dependent upon our ability to maintain an adequate spread between the rate earned on earning assets, such as loans and investment securities, and the rate paid on interest-bearing liabilities, such as deposits and borrowing.

Liquidity and Interest Rate Sensitivity

Organizational Period. During our organizational period, our cash requirements consisted principally of funding our pre-opening expenses, described above, as well as capital expenditures for the acquisition, renovation, furnishing and equipping of our initial main office facility.

From April 19, 2002 through February 3, 2003, our pre-opening expenses were funded through an organizing line of credit from Nexity Bank. The total amount available on the line of credit was $800,000, of which $624,993 was outstanding at December 31, 2002. Each of our 11 organizers guaranteed the full amount of this loan, which bore interest at 1.0% less than the prime rate as published in the Money Rates section of The Wall Street Journal, and was to be paid on April 19, 2003. On February 3, 2003, we repaid the outstanding balance on the line of credit of $799,993 by using a portion of the proceeds of our initial public offering.

In addition, during our organizational period, we purchased a property and building, in which we began our banking operations, for a purchase price of $776,936. The building formerly was used by SunTrust Bank as a branch office. We purchased the building and property from BAMA’s LLC, an entity of which Mr. Lumpkin, our president and chief executive officer, holds a 50% ownership interest. The purchase price for the property was based on our organizers’ collective knowledge of the Douglasville real estate market as well as an independent appraisal delivered by an independent third party retained by us. Mr. Lumpkin abstained from the vote by our board of directors to approve the purchase of the property. To pay for the property, as well as a portion of the costs of renovating, furnishing and equipping the facility, we obtained a line of credit from Nexity Bank for up to $1,000,000. At December 31, 2002, $999,931 was outstanding on the line of credit, which was secured by the property. In addition, each organizer guaranteed the full amount of the loan, which bore interest at 1.0% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was to be paid on April 19, 2003. On February 3, 2003, after all of the conditions to the offering were satisfied, and The Bankers Bank released funds from the subscription escrow account to us, we repaid the outstanding amount on the line of credit. We incurred estimated costs of $581,542 to renovate, furnish and equip the facility. We used a portion of the net proceeds of this offering to fund the renovation, furnishing and equipping of the facility.

Commencement of Banking Operations. Since we were in the development stage as of December 31, 2002, there are no operating results to present at this time. Nevertheless, now that we have begun our banking operations, net interest income, our primary source of earnings, will fluctuate with significant interest rate movements. To lessen the impact of these margin swings, we intend to structure our balance sheet so we will have regular opportunities to “reprice” or change the interest rates on our interest-bearing assets and liabilities. Imbalance in these repricing opportunities at any point in time constitutes interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or gap, is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. We will generally attempt to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize our overall interest rate risks.

We will evaluate regularly our balance sheet’s asset mix in terms of several variables, including yield, credit quality, appropriate funding sources and liquidity. To effectively manage our balance sheet’s liability mix, we plan to focus on expanding our deposit base and converting assets to cash as necessary.

As we continue to grow, we will restructure our rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. Our Investment Committee will meet on a quarterly basis to develop a strategy for the upcoming period.

For an operating bank, liquidity represents the ability to provide steady sources of funds for loan commitments and investment activities, as well as to maintain sufficient funds to cover deposit withdrawals and payment of debt and operating obligations. Initially, we expect that a portion of the net proceeds of the offering will be available for working capital purposes and will provide funds for these purposes. In addition, we can obtain these funds by converting assets to cash or by attracting new deposits. Through our banking operations, our ability to maintain and increase deposits will serve as our primary source of liquidity. To provide additional sources of liquidity, we plan to maintain a federal funds borrowed line of credit with one or more correspondent banks and to apply for membership to the Federal Home Loan Bank of Atlanta.

Permanent Main Office Facility. On February 19, 2003, we entered into an agreement to acquire a property located at 6168 Prestley Mill Road, Douglasville, Georgia, which will be the site for our permanent main office. The purchase price for the property will be $700,000, and will be funded with a portion of the net proceeds of the offering. The agreement is conditioned upon our obtaining the approval of the Georgia Department and the FDIC and the seller obtaining the necessary zoning approval for our construction and operation of a banking facility on the property. We currently anticipate that the closing will occur around July 1, 2003. We expect to begin construction of this facility in the fourth quarter of 2003, with completion anticipated in the second quarter of 2005. Our permanent main office facility will consist of approximately 12,000 square feet. The estimated costs of constructing our permanent main office facility are $1,700,000, and the estimated costs of furnishing and equipping the facility are $800,000. Upon completion of this facility, we plan to convert our initial office facility into a branch office and to move our back office operations into this permanent office facility. We plan to use a portion of the net proceeds of the offering to fund the acquisition, construction, furnishing and equipping of our permanent office facility.

Other than the initial public offering and as discussed above, we know of no trends, demands, commitments, events or uncertainties that should result in, or are reasonably likely to result in, our liquidity increasing or decreasing in any material way in the foreseeable future.

Capital Adequacy

There are now two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio.

The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common shareholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio. The FDIC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing tier 1 capital into total assets. In the case of First Commerce Community Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

We believe that the net proceeds of this offering will satisfy our capital requirements for at least the next 12 months following the opening of First Commerce Community Bank. We believe all anticipated material expenditures for this period have been identified and provided for out of the proceeds of the initial public offering. For additional information about our plan of operations, see “Item 1. Description of Business.”

Item 7.            Financial Statements

The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

Item 8.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no occurrence requiring a response to this Item.

PART III

Item 9.            Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each person listed below has been a director of First Commerce Community Bankshares since July 23, 2002. Directors of First Commerce Community Bankshares serve staggered terms, which means that one-third of the directors are elected each year at our annual meeting of shareholders. The initial term of the Class I directors expires in 2003, the initial term of the Class II directors expires in 2004 and the initial term of the Class III directors expires in 2005. Thereafter, each director will serve for a term of three years. Our officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

Carl E. Carr, Jr., age 66, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Carr is the founder and president of Carr Construction Company, Inc., a grading and pipeline construction company based in Douglasville, Georgia. Mr. Carr has operated Carr Construction Company since 1983.

James E. Daniell, age 71, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1970, Mr. Daniell has owned and operated Daniell Nursery, Inc., a wholesale nursery business located in Douglasville, Georgia. From 1988 to 2001, Mr. Daniell served as a director of Citizens & Merchants State Bank in Douglasville, Georgia.

Jack F. Gamel, age 54, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Gamel also serves as chairman of the board of directors. Mr. Gamel is the founder, owner and president of Jack Gamel CPA, P.C., a public accounting practice based in Douglasville, Georgia. Mr. Gamel has operated his accounting practice in Douglasville since 1974. Mr. Gamel is a member of the Douglas County Chamber of Commerce and is serving as chairman of the Douglas County Development Authority. Mr. Gamel is a charter member and past president of the Douglas County Rotary Club and also served as past president of the Douglas County Jaycees, treasurer of the United States Jaycees Foundation and Vice Chairman of the United States Jaycees Trust. Mr. Gamel also is a member of the Georgia Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Larry W. Jackson, age 55, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1970, Mr. Jackson has served as president of Jackson Paving Company, a paving company based in Douglasville, Georgia.

Richard W. Kinsey, MD, age 52, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1983, Dr. Kinsey has been a partner in West Atlanta Oral & Maxillofacial Surgery, an oral surgery practice based in Douglasville, Georgia. Dr. Kinsey has dental licenses from the Georgia Board of Dentistry and the Alabama Board of Dentistry.

William C. Lumpkin, Jr., age 51, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Lumpkin also serves as president and chief executive officer of First Commerce Community Bankshares, and is the proposed president and chief executive officer of First Commerce Community Bank. From 1991 until March 2002, Mr. Lumpkin served as Senior Vice President and Senior Credit Officer of Citizens & Merchants Bank in Douglasville. From 2000 until March 2002, Mr. Lumpkin also served as a director of Citizens & Merchants Bank. Mr. Lumpkin also served as interim president of Citizens & Merchants Bank from May 2000 through August 2000, and served as senior credit officer of the loan committee for approximately ten years. From 1976 through 1991, Mr. Lumpkin held various positions with SunTrust Bank of Douglas County, including branch manager, commercial and consumer lender. Mr. Lumpkin is a member of the Douglas County Development Authority, and has previously served as chairman of the Personnel Review Board of the City of Douglasville, treasurer and board member and vice president of economic development of the Douglas County Chamber of Commerce and president, treasurer and board member of the Douglas County Kiwanis Club.

J. David McDade, age 46, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. McDade has been a prosecutor in Douglas County for the last 20 years, and presently serves as District Attorney for Douglas County. Mr. McDade has been a member of the Prosecuting Attorneys’ Council of Georgia, the Legislative Prosecuting Attorneys’ Council, Training Committee Prosecuting Attorneys’ Council, Child Abuse Protocol Committee, Child Fatality Review Committee chairman, and Law Enforcement Advisory Panel for Georgia’s Seventh Congressional District.

Phil D. Miller, age 50, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Miller currently serves as the Sheriff of Douglas County. Mr. Miller has worked in law enforcement in Douglas County for the last 29 years. Mr. Miller is the member of the Douglas County Chamber of Commerce, the Chapel Hill Golden K Kiwanis Club, Fairplay Middle School Advisor Council, FBI National Academy Associates and the Georgia State Intelligence Network. Mr. Miller is a member of the Georgia and National Sheriff’s Association and serves on the legislative committee for the Georgia Sheriff’s Association. From 2001 to March 2002, Mr. Miller was an advisory board member for United Community Bank West Georgia’s branch office in Douglasville.

Tom D. Richey, age 56, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Richey also serves as chief financial officer of First Commerce Community Bankshares and is the proposed chief financial officer of First Commerce Community Bank. Mr. Richey began his banking career as a systems analyst at the Federal Reserve Bank of Miami from 1971 through 1975. From 1975 through 1988, Mr. Richey served in a number of positions with SunTrust Bank in Douglasville, including senior vice president and cashier. From 1988 through 2001, Mr. Richey served in a number of positions with Citizens & Merchants State Bank in Douglasville, including senior vice president and chief financial officer. From January 14, 2002 through June 14, 2002, Mr. Richey served as senior vice president and chief financial officer of Georgian Bank. Mr. Richey has previously served as president and has been a member of the Douglas County Rotary Club for 22 years.

Jimmy R. Smith, age 56, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1989, Mr. Smith has been the owner and president of Best Bonding, Inc., a bail bond business located in Douglasville, Georgia.

Joel R. Tidwell, DDS, age 47, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1981, Dr. Tidwell has owned and operated Joel R. Tidwell DDS, PC, a dental practice based in Douglasville, Georgia. Dr. Tidwell also owns a part of Tidwell Farm, Inc., a family farming business located in Paulding County, Georgia.

Frank C. Winn, age 49, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1991, Mr. Winn has operated a law practice in Douglasville, Georgia. Mr. Winn has previously served as District Attorney for Douglas County.

Committees of the Boards of Directors

The business and affairs of the Company are under the direction of the Company’s Board of Directors, which held seven meetings during 2002. During 2002, the Board of Directors had an Audit Compliance and CRA Committee and a Human Resources Committee. Each director attended at least 75% or more of the aggregate number of meetings held by the Board of Directors and the committees on which he served. All directors have served continuously since their first election.

Audit, Compliance and CRA Committee. Our Audit, Compliance and CRA Committee recommends to the board of directors the independent public accountants to be selected to audit our annual financial statements and approves any special assignments given to the independent public accountants. The committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff. Additionally, the committee provides oversight to our compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee also establishes appropriate levels of directors and officers insurance and blanket bond insurance. The members of the committee include James E. Daniell, Joel R. Tidwell and Frank C. Winn. During 2002, the committee held three meetings.

Human Resources Committee. Our Human Resources Committee establishes compensation levels for our officers, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including our stock option plan described in this Report. In addition, the committee approves the hiring of all executive officers. The members of the committee include James E. Daniell, Jack F. Gamel, Larry W. Jackson and William C. Lumpkin, Jr. During 2002, the committee held three meetings.

Additional Executive Officers of the Company

William E. Harrison, Jr., age 53, has served as Senior Vice President and Senior Lender of First Commerce Community Bank and First Commerce Community Bankshares since January 20, 2003. From November 2001 through January 2003, Mr. Harrison served as Vice President and Senior Commercial Lender of Citizens & Merchants State Bank in Douglas County. From January 1999 through November 2001, Mr. Harrison served as Vice President - Commercial Lending of Regions Bank in Paulding County. From June 1997 through January 1999, Mr. Harrison served as Vice President - Commercial Lending of West Georgia National Bank, in Villa Rica, Georgia. Mr. Harrison has approximately 33 years of banking experience.

Item 10.          Executive Compensation

2002 Compensation

We began our organizational activities on March 26, 2002, and consequently, do not have historical compensation information for the requisite period required to be reported under the rules promulgated by the Securities and Exchange Commission. Accordingly, the following table shows information from March 26, 2002 through December 31, 2002 with regard to compensation for services rendered in all capacities to First Commerce Community Bankshares by its president and chief executive officer. No other executive officer had an annual salary and bonus that exceeded $100,000 in 2002.

Summary Compensation Table

		Annual Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)

William C. Lumpkin, Jr., President and Chief Executive Officer	2002(1)	123,750	-0-	14,910(2)

______________

     (1)    Represents salary from March 26, 2002 through December 31, 2002.

     (2)    Includes an auto allowance of $10,359, health and life insurance benefits of $2,741, and country club fees of $1,810.

Employment Agreement

William C. Lumpkin, Jr. Effective July 30, 2002, we entered into an employment agreement with William C. Lumpkin, Jr. regarding Mr. Lumpkin’s employment as president and chief executive officer of First Commerce Community Bank and First Commerce Community Bankshares. Under the terms of the agreement, Mr. Lumpkin will receive a base salary of $165,000 per year, subject to annual increases in an amount our board of directors shall determine appropriate. The agreement provides that during the second and third year of our banking operations, Mr. Lumpkin will be entitled to receive cash bonuses of $25,000 and $50,000, respectively, based upon our achieving certain levels of financial performance. The agreement also provided for a grant to Mr. Lumpkin of an incentive stock option to purchase up to 20,000 shares of our common stock, at $10.00 per share, with the option vesting over the three year period following the opening of First Commerce Community Bank. In addition, Mr. Lumpkin also will receive an option to purchase 17,500 shares of our common stock at $10.00 per share, with the option vesting over the three year period following First Commerce Community Bank’s attaining cumulative profitability. Mr. Lumpkin will also be provided with an automobile allowance of $1,050 per month, certain health insurance benefits at a cost to us of approximately $165 per month and will be provided with initiation fees and monthly dues for social clubs and civic clubs as may be approved by our board of directors. In addition, we have purchased a $1,000,000 key man life insurance policy covering Mr. Lumpkin’s loss, of which we would receive $500,000 and of which Mr. Lumpkin’s family would receive $500,000. The annual cost of the policy is $1,495.

The initial term of the employment agreement commenced on July 30, 2002, and will continue for a period of three years. At the end of the initial term of the agreement, and at the end of each year thereafter, the agreement will be extended for a successive one-year period unless one of the parties to the agreement notifies the other parties of his or its intent not to extend the agreement. Under the terms of the employment agreement, we may only determine not to extend the employment agreement upon the approval of two-thirds of the members of the board of directors. Employment under the agreement may be terminated:

•         by First Commerce Community Bank for cause (as defined in the employment agreement);

•         by Mr. Lumpkin if First Commerce Community Bank breaches any material provision of the employment agreement; and

•         upon Mr. Lumpkin’s death or disability.

If the employment of Mr. Lumpkin is terminated for any reason other than by non-renewal of the agreement by First Commerce Community Bankshares or First Commerce Community Bank, Mr. Lumpkin will be prohibited from competing with First Commerce Community Bank or soliciting its customers or employees within the 50-mile radius of First Commerce Community Bank’s main office for one year after the date of termination.

In the event of a change in control of First Commerce Community Bankshares, Mr. Lumpkin will be entitled, for a period of 90 days after the change of control, and at his election, to deliver notice to First Commerce Community Bankshares of the termination of the employment agreement, whereupon we will be required to make a lump sum payment to Mr. Lumpkin in an amount equal to two times his then current compensation and benefits, including salaries, bonuses and all perquisites. In addition, Mr. Lumpkin will be entitled to receive this lump sum payment if we terminate his employment without cause or elect not to extend his employment agreement.

Director Compensation

The directors of First Commerce Community Bankshares and First Commerce Community Bank will not be compensated separately for their services as directors until we become cumulatively profitable. Thereafter, we will adopt compensatory policies for our directors that conform to applicable law.

Stock Option Plan

General. We have adopted a stock option plan that provides us with the flexibility to grant the stock incentives to our key employees, officers, directors, consultants and advisers for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, First Commerce Community Bankshares and First Commerce Community Bank. Our board of directors has reserved up to 120,000 shares of our common stock for issuance through options that may be granted under the stock option plan. However, the number of shares of our common stock reserved for issuance under the stock option plan will not exceed 10% of the shares outstanding following completion of this offering. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.

Administration. A committee of our board of directors, comprised of at least two non-employee directors, administers the plan. Our board of directors will consider the standards contained in both Section 162(m) of the Internal Revenue Code of 1986, as currently in effect, and Rule 16b-3 under the Securities Exchange Act, when appointing members to the committee. The committee and our board of directors will have the authority to grant awards under the plan, to determine the terms of each award, to interpret the provisions of the plan and to make all other determinations that they may deem necessary or advisable to administer the plan.

The plan permits the committee or our board of directors, to grant stock options to eligible persons. Options may be granted on an individual basis or to a group of eligible persons. Accordingly, the committee or our board of directors, will determine, within the limits of the plan, the number of shares of our common stock subject to an option, to whom an option is granted and the exercise price and forfeiture or termination provisions of each option. A holder of a stock option generally may not transfer the option during his or her lifetime.

Option Terms. The plan provides for incentive stock options and non-qualified stock options. The committee or our board of directors determines whether an option is an incentive stock option or a non-qualified stock option when it grants the option, and the option is evidenced by an agreement describing the material terms of the option.

The committee or our board of directors determines the exercise price of an option. The exercise price of an incentive stock option may not be less than the fair market value of our common stock on the date of the grant, or less than 110% of the fair market value if the participant owns more than 10% of our outstanding common stock. When the incentive stock option is exercised, we will be entitled to place a legend on the certificates representing the shares of common stock purchased upon exercise of the option to identify them as shares of common stock purchased upon the exercise of an incentive stock option. The exercise price of non-qualified stock options may be greater than, less than or equal to the fair market value of the common stock on the date that the option is awarded, based upon any reasonable measure of fair market value. The committee may permit the exercise price to be paid in cash or by the delivery of previously owned shares of common stock, and, if permitted in the applicable option agreement, through a cashless exercise executed through a broker or by having a number of shares of common stock otherwise issuable at the time of exercise withheld.

The committee or our board of directors also determines the term of an option. The term of an incentive stock option or non-qualified stock option may not exceed ten years from the date of grant, but any incentive stock option granted to a participant who owns more than 10% of our outstanding common stock will not be exercisable after the expiration of five years after the date the option is granted. Subject to any further limitations in the applicable agreement, if a participant’s employment terminates, an incentive stock option will terminate and become unexercisable no later than three months after the date of termination of employment. If, however, termination of employment is due to death or disability, one year will be substituted for the three-month period. Incentive stock options are also subject to the further restriction that the aggregate fair market value, determined as of the date of the grant, of our common stock as to which any incentive stock option first becomes exercisable in any calendar year is limited to $100,000 per recipient. If incentive stock options covering more than $100,000 worth of our common stock first become exercisable in any one calendar year, the excess will be non-qualified options. For purposes of determining which options, if any, have been granted in excess of the $100,000 limit, options will be considered to become exercisable in the order granted.

Termination of Options. The terms of particular options may provide that they terminate, among other reasons, upon the holder’s termination of employment or other status with First Commerce Community Bankshares or First Commerce Community Bank, upon a specified date, upon the holder’s death or disability, or upon the occurrence of a change in control of First Commerce Community Bankshares. An agreement may provide that if the holder dies or becomes disabled, the holder’s estate or personal representative may exercise the option. The committee or our board of directors, may, within the terms of the plan and the applicable agreement, cancel, accelerate, pay or continue an option that would otherwise terminate for the reasons discussed above.

Reorganizations. The plan provides for an appropriate adjustment in the number and kind of shares subject to unexercised options in the event of any change in the outstanding shares of our common stock by reason of a stock split, stock dividend, combination or reclassification of shares, recapitalization, merger or similar event. In the event of some types of corporate reorganizations, the committee or our board of directors, may, within the terms of the plan and the applicable agreement, substitute, cancel, accelerate, cancel for cash or otherwise adjust the terms of an option.

Amendment and Termination of the Plan. Our board of directors has the authority to amend or terminate the plan. Our board of directors is not required to obtain shareholder approval to terminate the plan or, generally, to amend the plan, but may condition any amendment or termination of the plan upon shareholder approval if it determines that shareholder approval is necessary or appropriate under tax, securities, or other laws. However, any action by our board of directors may not adversely affect the rights of a holder of a stock option without the holder’s consent.

Federal Income Tax Consequences. The following discussion outlines generally the federal income tax consequences of participation in the plan. Individual circumstances may vary and each participant should rely on his or her own tax counsel for advice regarding federal income tax treatment under the plan.

Incentive Stock Options. A participant will not recognize income upon the grant of an incentive stock option, nor will he or she be taxed when exercising all or a portion of their option. Instead, the participant will be taxed when he or she sells the shares of common stock purchased upon exercise of the incentive stock option. The participant will be taxed on the difference between the price he or she paid for our common stock and the amount for which he or she sells the stock. If the participant does not sell the shares of our common stock prior to two years from the date of grant of the incentive stock option and one year from the date the stock is transferred to him or her, the gain will be a capital gain and we will not get a corresponding deduction. If the participant sells the shares of our common stock at a gain before that time, the difference between the amount the participant paid for the stock and the lesser of its fair market value on the date of exercise or the amount for which the stock is sold will be taxed as ordinary income and we will be entitled to a corresponding tax deduction. If the participant sells the shares of our common stock for less than the amount he or she paid for the stock prior to the one- or two-year period indicated, no amount will be taxed as ordinary income and the loss will be taxed as a capital loss. Exercise of an incentive stock option may subject a participant to, or increase a participant’s liability for, the alternative minimum tax.

Non-Qualified Options. A participant will not recognize income upon the grant of a non-qualified option or at any time before the exercise of the option or a portion of the option. When the participant exercises a non-qualified option or portion of the option, he or she will recognize compensation taxable as ordinary income in an amount equal to the excess of the fair market value of our common stock on the date the option is exercised over the price paid for the stock, and we will then be entitled to a corresponding deduction.

Depending upon the time period for which shares of our common stock are held after exercising an option, the sale or other taxable disposition of shares acquired by exercising a non-qualified option generally will result in a short- or long-term capital gain or loss equal to the difference between the amount realized on the disposition and the fair market value of such shares when the non-qualified option was exercised.

Special rules apply to a participant who exercises a non-qualified option by paying the exercise price, in whole or in part, by selling back to us shares of our common stock already held by the participant and to a participant who is subject to the reporting requirements of Section 6 of the Securities Exchange Act of 1934.

Item 11.          Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of the Company’s common stock owned as of March 10, 2003, (i) by each person who beneficially owned more than 5% of the shares of the Company’s common stock, (ii) by each of the Company’s directors and the Company’s executive officers named in the summary compensation table above, and (iii) by all of the Company’s directors and executive officers as a group.

Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Outstanding Shares

Directors and Executive Officers of the Company

Carl E. Carr, Jr. 8999 Gurley Road Douglasville, Georgia 30314	50,000	4.6

James E. Daniell 8796 Highway 166 Winston, Georgia 30187	20,000	1.8

Jack F. Gamel 8218 Duralee Lane Douglasville, Georgia 30134	30,000	2.7

Larry W. Jackson 8780 Country Club Drive Douglasville, Georgia 30134	150,000	11.4

Richard W. Kinsey 4494 Stradford Drive Douglasville, Georgia 30314	30,000	2.7

William C. Lumpkin, Jr. 6372 Allison Court Douglasville, Georgia 30134	60,000	5.5

J. David McDade 4250 Yancey Road Douglasville, Georgia 30135	22,500	2.1

Phil D. Miller 4240 Yancey Road Douglasville, Georgia 30135	10,000	*

Tom D. Richey 9588 Leatherwood Lane Douglasville, Georgia 30135	5,000	*

Jimmy R. Smith 6715 Church Street Douglasville, Georgia 30134	55,000	5.0

Joel R. Tidwell 1415 N. Flat Rock Road Douglasville, Georgia 30134	20,000	1.8

Frank C. Winn 8925 Orchard Drive Douglasville, Georgia 30134	16,000	1.5

All directors and executive officers as a group (13 Persons)	443,500	40.5

______________

      *    Less than 1%

   (1)    Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Information with respect to beneficial ownership is based upon information furnished by each owner.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2002.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)

Equity compensation plans approved by security holders(1)	-0-(2)	$—	120,000

Equity compensation plans not approved by security holders	—	$—	—

Total	-0-	N/A	120,000

   (1)    Includes securities available for future issuance under the First Commerce Community Bankshares, Inc. 2002 Stock Option Plan. The total number of shares that will be available for issuance under the plan will be equal to 10% of the total number of shares issued upon completion of our initial public offering. As of December 31, 2002, the minimum and maximum number of shares that could be available for issuance under the plan were 90,000 and 120,000, respectively.

   (2)    Pursuant to our employment agreement with William C. Lumpkin, Jr., we agreed to grant to Mr. Lumpkin an option to acquire 20,000 shares of our common stock at an exercise price of $10.00 per share, with the option vesting in three equal annual installments beginning with the first anniversary date of the opening of First Commerce Community Bank, which occurred on March 4, 2003. In addition, we agreed to grant to Mr. Lumpkin an option to purchase 17,500 shares of our common stock at an exercise price of $10.00 per share, with the option vesting in three equal annual installments beginning when First Commerce Community Bank achieves cumulative profitability. However, such options were not outstanding as of December 31, 2002.

Item 12.          Certain Relationships and Related Transactions

We expect to enter into banking and other business transactions in the ordinary course of business with our organizers, directors and officers, including members of their families or corporations, partnerships or other organizations in which these organizers, directors and officers have a controlling interest. If transactions between First Commerce Community Bankshares or First Commerce Community Bank and any of our organizers, directors or officers occur, the transaction:

•         will be on substantially the same terms, including price or interest rate and collateral, as those prevailing at the time for comparable transactions with unrelated parties, and any banking transactions will not be expected to involve more than the normal risk of collectibility or present other unfavorable features to us;

•         will be on terms no less favorable than could be obtained from an unrelated third party; and

•         will be approved by a majority of the directors, including a majority of the directors who do not have an interest in the transaction.

We began our banking operations in a building formerly used by SunTrust Bank as a branch office. After considering several other properties in Douglas County, we purchased this building and the property upon which the building is located for a price of $776,936. We purchased the building and property from BAMA’s LLC, an entity of which Mr. Lumpkin, our president and chief executive officer, holds a 50% ownership interest. The purchase price for the property was based on our organizers’ collective knowledge of the Douglasville real estate market as well as an independent appraisal delivered by an independent third party retained by us. Mr. Lumpkin abstained from the vote by our board of directors to approve the purchase of the property. To pay for the property, as well as a portion of the costs of renovating, furnishing and equipping the facility, we obtained a line of credit from Nexity Bank for up to $1,000,000. At December 31, 2002, $999,931 was outstanding on the line of credit, which was secured by the property. In addition, each organizer guaranteed the full amount of the loan, which bore interest at 1.0% less than the prime rate, as published in the Money Rates section of The Wall Street Journal, and was to be paid on April 19, 2003. On February 3, 2003, after all of the conditions to the offering were satisfied, and The Bankers Bank released funds from the subscription escrow account to us, we repaid the outstanding amount on the line of credit.

PART IV

Item 13.          Exhibits, List and Reports on Form 8-K

(a)       Exhibits.  Periodic reports, registration statements and other information filed by the Company with the SEC pursuant to the informational requirements of the Securities Act of 1993, as amended and the Securities Exchange Act of 1934, as amended may be inspected and copied at the SEC’s Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. 20549, and the public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site (http://www.sec.gov) that makes available reports, proxy statements and other information regarding the Company.

Exhibit Number	Description

3.1	Articles of Incorporation of First Commerce Community Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

3.2	Bylaws of First Commerce Community Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.1

Contract of Sale, among BAMA’s LLC, as Seller, First DB, LLC (our organizers), as Purchaser, and Hartley, Rowe & Fowler, P.C., as Escrow Agent (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.2

Lease Agreement for Temporary Office Facility located at 5833 Stewart Parkway, Suite 102, Douglasville, Georgia (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.3	Employment Agreement, dated July 30, 2002, as amended December 10, 2002, by and among First Commerce Community Bank (Proposed), First Commerce Community Bankshares, Inc. and William C. Lumpkin, Jr.*

10.4

Organizing Line of Credit, dated April 19, 2002, by and among First DB, LLC, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.5	First Commerce Community Bankshares, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).*

10.6	Form of First Commerce Community Bankshares, Inc. Incentive Stock Option (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).*

10.7	Form of First Commerce Community Bankshares, Inc. Non-Qualified Stock Option (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).*

10.8

Form of Escrow Agreement, by and between First Commerce Community Bankshares, Inc. and The Bankers Bank (incorporated by reference to Appendix A of the prospectus filed under Rule 424(b)(3), dated October 31, 2002).

10.9	Form of Organizer Warrant Agreement (contained in Exhibit 4.3)

10.10

Loan Agreement, dated April 19, 2002, by and among First DB, LLC, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.11	Purchase and Sale Agreement, dated February 19, 2003, by and between First Commerce Community Bank (In Organization) and First United Methodist Church.

21.1	Subsidiaries of the Registrant

24.1	Power of Attorney (contained on the signature page of this Report).

______________

      *    Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

(b)      Reports on Form 8-K.

None.

14.       Controls and Procedures

Within the 90-day period prior to the filing of this Annual Report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of management, including the principal executive and financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the principal executive and financial officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to this evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the disclosure controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

FIRST COMMERCE
COMMUNITY BANKSHARES, INC.

FINANCIAL REPORT

DECEMBER 31, 2002

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors
First Commerce Community Bankshares, Inc.
Douglasville, Georgia

                    We have audited the accompanying balance sheet of First Commerce Community Bankshares, Inc., a development stage company, as of December 31, 2002, and the related statements of operations, stockholder’s deficit and cash flows for the period from March 26, 2002, date of inception, to December 31, 2002.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

                    We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

                    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Commerce Community Bankshares, Inc., a development stage company, as of December 31, 2002, and the results of its operations and its cash flows for the period from March 26, 2002, date of inception, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ MAULDIN & JENKINS, LLC

Atlanta, Georgia
January 29, 2003

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(A Development Stage Company)

BALANCE SHEET
DECEMBER 31, 2002

ASSETS
Cash	$3,726
Restricted cash	5,881,770
Premises and equipment	1,214,313
Deferred stock issue costs	47,243
Other assets	6,106

Total assets	$7,153,158

LIABILITIES AND STOCKHOLDER’S DEFICIT
LIABILITIES
Subscribers’ deposits	$5,881,770
Lines of credit	1,624,924
Other liabilities	10,488

Total liabilities	7,517,182

STOCKHOLDER’S DEFICIT
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $1 par value; 100,000,000 shares authorized; 10 shares issued and outstanding	10
Capital surplus	90
Deficit accumulated during the development stage	(364,124)

Total stockholder’s deficit	(364,024)

Total liabilities and stockholder’s deficit	$7,153,158

See Notes to Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(A Development Stage Company)

STATEMENT OF OPERATIONS
FOR THE PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,
TO DECEMBER 31, 2002

Expenses
Personnel expenses	215,650
Interest expense	6,779
Equipment and occupancy expenses	38,582
Professional and consulting fees	59,978
Filing and application fees	13,310
Other expenses	29,825

Net loss and deficit accumulated during the development stage	$364,124

See Notes to Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(A Development Stage Company)

STATEMENT OF STOCKHOLDER’S DEFICIT
FOR THE PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,
TO DECEMBER 31, 2002

	Common Stock		Capital Surplus	Accumulated Deficit	Total Stockholder’s Deficit

	Shares	Par Value

Balance, March 26, 2002 (Date of Inception)	—	$—	$—	$—	$—

Issuance of common stock	10	10	90	—	100
Net loss	—	—	—	(364,124)	(364,124)

Balance, December 31, 2002	10	$10	$90	$(364,124)	$(364,024)

See Notes to Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(A Development Stage Company)

STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,
TO DECEMBER 31, 2002

OPERATING ACTIVITIES
Net loss	$(364,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,987
Increase in other liabilities	10,488

Net cash used in operating activities	(346,649)

INVESTING ACTIVITIES
Purchase of premises and equipment	(1,221,300)
Purchase of computer software	(6,106)

Net cash used in investing activities	(1,227,406)

FINANCING ACTIVITIES
Proceeds from sale of common stock	100
Proceeds from lines of credit	1,624,924
Deferred stock issue costs	(47,243)

Net cash provided by financing activities	1,577,781

Net increase in cash	3,726
Cash at beginning of period	—

Cash at end of period	$3,726

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$3,254

See Notes to Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

First Commerce Community Bankshares, Inc. (the “Company”) was incorporated on July 23, 2002, to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956, as amended, and the Georgia Bank Holding Company Act.  The Company intends to acquire 100% of the issued and outstanding capital stock of First Commerce Community Bank (In Organization) (the “Bank”), a corporation being organized under the laws of the State of Georgia to conduct a general banking business in Douglasville, Georgia.  The organizers filed applications for approval of the organization of the Bank with the Georgia Department of Banking and Finance (“DBF”) and also with the Federal Deposit Insurance Corporation (“FDIC”) for insurance of the Bank’s deposits.  In addition, the Company will file an application with the Federal Reserve Bank of Atlanta (the “FRB”) and the DBF to become a bank holding company.  Upon obtaining approval, the Company will be a registered bank holding company subject to regulation by the FRB and DBF.

The Company is a development stage enterprise as defined by Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises, as it devotes substantially all its efforts to establishing a new business.  Activities since inception have consisted primarily of the Company’s organizers engaging in organizational and preopening activities necessary to obtain regulatory approvals and to prepare to commence business as a financial institution.  The Bank expects to commence operations on March 4, 2003.

Significant Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis in accordance with accounting principles generally accepted in the United States of America.

Organization and Stock Offering Costs

Organization costs have been expensed as incurred in accordance with generally accepted accounting principles.  Stock offering costs will be charged to capital surplus upon completion of the stock offering.  Additional costs are expected to be incurred for organization costs and stock offering costs.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Premises and Equipment

.	Premises and equipment is stated at cost less accumulated depreciation. Depreciation is computed by the straight-line method over the estimated useful lives of the assets

Income Taxes

The Company will be subject to Federal and state income taxes when taxable income is generated.  No income tax benefits have been accrued in the statement of operations due to offsetting valuation allowances against the related deferred tax assets.  Deferred tax assets at December 31, 2002 consist entirely of preopening and organization expenses.  The total amount of the valuation allowance recorded against these deferred tax assets as of December 31, 2002 is $138,367.

Stock Compensation Plans

Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, encourages all entities to adopt a fair value based method of accounting for employee stock compensation plans, whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, whereby compensation cost is the excess, if any, of the quoted market price of the stock at the grant date (or other measurement date) over the amount an employee must pay to acquire the stock.  The Company will employ the accounting methodology in Opinion No. 25 for organizer stock warrants and the Company’s stock option plan.

All organizer stock warrants will be issued to organizers who are either directors or employees of the Company or the Bank.  Thus, under the definition of employee in FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock-Based Compensation, organizer stock warrants will qualify for the accounting methodology in Opinion No. 25.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Significant Accounting Policies (Continued)

Loss Per Share

Basic loss per share is equal to net loss reported in the accompanying statement of operations divided by the weighted average number of shares outstanding.  The weighted average number of shares outstanding during the period ended December 31, 2002 was 10.

Recent Accounting Standards

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  The Company has not elected to adopt the recognition provisions of this Statement for stock-based employee compensation and has elected to continue with accounting methodology in Opinion No. 25 as permitted by SFAS No. 123.

NOTE 2.	PREMISES AND EQUIPMENT

Premises and equipment as of December 31, 2002 are summarized as follows:

Land and land improvements	$577,998
Building	445,531
Furniture and equipment	197,771

1,221,300
Accumulated depreciation	(6,987)

$1,214,313

As of December 31, 2002, the Company was in process of furnishing, equipping and completing the renovation of its main office banking facility. Estimated costs to complete are $360,000.

NOTES TO FINANCIAL STATEMENTS

NOTE 3.	LINES OF CREDIT

To facilitate the formation of the Company and the Bank, the Company has established a $800,000 line of credit with an independent bank for the purpose of paying organization and preopening expenses for the Company and the Bank and the expenses of the Company’s common stock offering.  The line of credit bears interest at the lender’s prime rate less 1%, which was equal to 3.25% at December 31, 2002.  Interest is payable quarterly, and the principal balance is due at maturity on April 19, 2003.  The outstanding principal balance at December 31, 2002 was $624,993.  The organizers have personally guaranteed repayment of the line of credit.  All funds advanced on behalf of the Company and the Bank will be repaid from the proceeds of the common stock offering.  The Company’s ability to repay these advances and relieve the organizers from their personal guarantees depends upon the completion of the offering.

The Company has a $1,000,000 line of credit with an independent bank for the purpose of acquiring and renovating its banking facility.  The line of credit bears interest at the lender’s prime rate less 1%, which was equal to 3.25% at December 31, 2002.  Interest is payable quarterly, and the principal balance is due at maturity on April 19, 2003.  The outstanding principal balance at December 31, 2002 was $999,931.  The line of credit is secured by the property and the organizers have personally guaranteed repayment.  All funds advanced on the line of credit will be repaid from the proceeds of the common stock offering.  During the renovation period, the interest is being capitalized into the cost of the property.  As of December 31, 2002, $22,782 of interest cost had been capitalized into fixed assets.

NOTE 4.	COMMITMENTS

.

The Company is leasing office space under a three-year lease agreement at a monthly rate of $1,325.  After the Bank commences operations, the leased space will be used as an operations center for the Bank.  The lease is being accounted for as an operating lease and total rent incurred through December 31, 2002 was $6,625

.

The Company has entered into an employment agreement with its chief executive officer for an initial term of three years.  The agreement provides for a base salary, incentive compensation, incentive stock options and other perquisites.  The initial base salary under the agreement is $165,000, subject to annual increases in an amount the Company’s board of directors shall determine appropriateThe agreement provides that during the second and third year of banking operations, the chief executive officer will be entitled to receive cash bonuses of $25,000 and $50,000, respectively, based upon the bank achieving certain levels of financial performance.

NOTES TO FINANCIAL STATEMENTS

NOTE 4.	COMMITMENTS (Continued)

.

In the event of a change of control of the Company, the chief executive officer will be entitled, for a period of 90 days after the change of control, and at his election, to deliver notice to the Company of the termination of the employment agreement, whereupon the Company will be required to make a lump sum payment to the chief executive officer in an amount equal to two times his then current compensation and benefits, including salaries, bonuses and all perquisites.  In addition, the chief executive officer will be entitled to receive his lump sum payment if his employment is terminated without cause or if the Company elects not to extend his employment agreement

NOTE 5.	COMMON STOCK OFFERING

The Company is offering a minimum of 900,000 and a maximum of 1,200,000 shares in its initial offering of common stock at an offering price of $10 per share.  The Company plans to capitalize the Bank with a minimum of $10,000,000.  On January 29, 2003, the offering period was extended through April 29, 2003.

Restricted cash and subscribers’ deposits in the accompanying balance sheet consist of proceeds from the Company’s ongoing stock offering.  The funds are being held in escrow until the minimum amount of capital has been raised to receive regulatory approval of the Bank’s charter.  As of December 31, 2002, proceeds from the sale of 588,177 shares of common stock had been deposited with the escrow agent.

Each organizer will be granted one warrant to purchase common stock for each share subscribed to in the offering.  However, in no event will the number of outstanding stock warrants exceed 418,500.  The warrants will be exercisable over ten years and will be granted at $10 per share.  The warrants will vest in one-third annual increments beginning on the first anniversary of the date the Bank opens for business.

Additionally, the Company will sponsor a stock option plan for the purpose of granting stock options to organizers, directors, officers and employees of the Company and the Bank.  The Plan will grant incentive stock options and non-qualified stock options depending on the eligibility of the participant.  The number of options in the plan will not exceed 10% of the number of shares sold in the stock offering and the term of the stock options will not exceed ten years from the date of grant.  A Board of Director’s committee that will have the authority to grant stock option awards under the Plan will administer the plan and determine the terms of each award.  In no event will a stock option be granted at a price less than fair market value on the date of grant.

NOTES TO FINANCIAL STATEMENTS

NOTE 6.	RELATED PARTY TRANSACTIONS

Related party transactions consist of the purchase of land and a building from BAMA’s, LLC, which the chief executive officer of the Company and the Bank has a 50% ownership interest.  The Board of Directors unanimously approved the purchase, with the chief executive officer abstaining from the vote.

In addition, the organizers of the Company and the Bank have personally guaranteed the repayment of the lines of credit described in Note 3 above.

NOTE 7.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation.  Fair value is best determined based upon quoted market prices.  However, in many instances, there are no quoted market prices for the Company’s various financial instruments.  In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques.  Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows.  Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument.  SFAS No. 107, Disclosures about Fair Value of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

The Company’s financial instruments as of December 31, 2002 consist of cash and lines of credit. The carrying amounts of these financial instruments approximate fair values.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
Dated: March 25, 2003	By:	/s/ WILLIAM C. LUMPKIN, JR.

William C. Lumpkin, Jr. President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William C. Lumpkin, Jr. and Tom D. Richey, and each of them, as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution for him, in his name place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant, in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM C. LUMPKIN, JR.	Director, President and Chief Executive Officer (principal executive officer)	March 25, 2003

William C. Lumpkin, Jr.

/s/ TOM D. RICHEY	Director, Chief Financial Officer (principal financial and accounting officer)	March 25, 2003

Tom D. Richey

/s/ CARL E. CARR, JR.	Director	March 25, 2003

Carl E. Carr, Jr.

/s/ JAMES E. DANIELL	Director	March 25, 2003

James E. Daniell

/s/ JACK F. GAMEL	Chairman of the Board of Directors, Director	March 25, 2003

Jack F. Gamel

/s/ LARRY W. JACKSON	Director	March 25, 2003

Larry W. Jackson

/s/ RICHARD W. KINSEY	Director	March 25, 2003

Richard W. Kinsey

/s/ J. DAVID MCDADE	Director	March 25, 2003

J. David McDade

/s/ PHIL D. MILLER	Director	March 25, 2003

Phil D. Miller

/s/ JIMMY R. SMITH	Director	March 25, 2003

Jimmy R. Smith

/s/ JOEL R. TIDWELL	Director	March 25, 2003

Joel R Tidwell

/s/ FRANK C. WINN	Director	March 25, 2003

Frank C. Winn

CERTIFICATIONS

I, William C. Lumpkin, Jr., certify that:

1.         I have reviewed this annual report on Form 10-KSB of First Commerce Community Bankshares, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on the registrant’s most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ WILLIAM C. LUMPKIN, JR.

William C. Lumpkin, Jr. President and Chief Executive Officer (principal executive officer of the registrant)

CERTIFICATIONS

I, Tom D. Richey, certify that:

1.         I have reviewed this annual report on Form 10-KSB of First Commerce Community Bankshares, Inc.;

2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)        evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)        presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.         The registrant’s other certifying officers and I have disclosed, based on the registrant’s most recent evaluation, to our auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)        any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.         The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	By:	/s/ TOM D. RICHEY

Tom D. Richey Chief Financial Officer (principal financial officer of the registrant)

EXHIBIT INDEX

Exhibit	Description

10.3	Employment Agreement, dated July 30, 2002, as amended December 10, 2002, by and among First Commerce Community Bank (Proposed), First Commerce Community Bankshares, Inc. and William C. Lumpkin, Jr.

10.11	Purchase and Sale Agreement, dated February 19, 2003, by and between First Commerce Community Bank (In Organization) and First United Methodist Church.

21.1	Subsidiaries of the Registrant