Form 10QSB
period 2003-03-31
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2003-05-14
CIK 1178933

U.S. SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C.  20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-97681

First Commerce Community Bankshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia	76-0706098

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9464 Highway 5, Douglasville, Georgia 30135

(Address of principal executive offices)

(770) 489-3222

(Issuer’s telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

The number of shares outstanding of the Company’s common stock, par value $1.00 per share, as of May 14, 2003 was 1,112,163.

Transitional Small Business Disclosure Format

Yes ☐	No ☒

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
MARCH 31, 2003 AND DECEMBER 31, 2002
(Unaudited)

	2003	2002

Assets
Cash and due from banks	$164,565	$3,726
Restricted cash	—	5,881,770
Federal funds sold	6,162,000	—
Securities available-for-sale, at fair value	2,591,844	—
Loans	5,555,732	—
Less allowance for loan losses	55,000	—

Loans, net	5,500,732	—

Premises and equipment	1,341,003	1,214,313
Other assets	109,382	53,349

Total assets	$15,869,526	$7,153,158

Liabilities and Stockholder’s Equity (Deficit)
Deposits
Noninterest-bearing	$1,290,547	$—
Interest-bearing	4,293,967	—

Total deposits	5,584,514	—
Subscriber’s deposits	—	5,881,770
Other borrowings	—	1,624,924
Other liabilities	6,143	10,488

Total liabilities	5,590,657	7,517,182

Commitments and contingencies
Stockholder’s equity (deficit)
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 1,100,463 and 10 shares issued and outstanding	1,100,463	10
Capital surplus	9,856,924	90
Accumulated deficit	(679,029)	(364,124)
Accumulated other comprehensive income	511	—

Total stockholder’s equity (deficit)	10,278,869	(364,024)

Total liabilities and stockholder’s equity (deficit)	$15,869,526	$7,153,158

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

Interest income
Loans	$33,136
Taxable securities	1,559
Federal funds sold	27,711

Total interest income	62,406

Interest expense
Deposits	3,770
Other borrowings	2,237

Total interest expense	6,007

Net interest income	56,399
Provision for loan losses	55,000

Net interest income after provision for loan losses	1,399

Other income
Service charges and fees	39
Other operating income	519

Total other income	558

Other expenses
Salaries and employee benefits	187,344
Occupancy and equipment expenses	27,368
Other operating expenses	102,150

Total other expenses	316,862

Net loss before income taxes	(314,905)
Income taxes	—

Net loss	(314,905)

Other comprehensive income :
Unrealized gains on securities available-for-sale arising during period	511

Comprehensive loss	$(314,394)

Basic and diluted losses per share	$(0.29)

Cash dividends per share	$—

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003
(Unaudited)

OPERATING ACTIVITIES
Net loss	$(314,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,496
Provision for loan losses	55,000
Increase in interest receivable	(22,500)
Increase in interest payable	1,510
Other operating activities	(8,145)

Net cash used in operating activities	(272,544)

INVESTING ACTIVITIES
Net increase in federal funds sold	(212,544)
Purchases of securities available-for-sale	(2,591,333)
Net increase in loans	(5,555,732)
Purchase of premises, equipment and computer software	(221,672)

Net cash used in investing activities	(14,530,737)

FINANCING ACTIVITIES
Net increase in deposits	5,584,514
Proceeds from sale of common stock	11,004,530
Repayment of lines of credit	(1,624,924)

Net cash provided by financing activities	14,964,120

Net increase in cash and due from banks	160,839
Cash and due from banks, beginning of year	3,726

Cash and due from banks, end of year	$164,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$4,497

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	BASIS OF PRESENTATION

First Commerce Community Bankshares, Inc. (the “Company”) was incorporated on July 23, 2002, to operate as a bank holding company.  The Company owns 100% of the issued and outstanding capital stock of First Commerce Community Bank (the “Bank”), a bank organized under the laws of the State of Georgia to conduct a general banking business in Douglasville, Georgia.  The Bank commenced operations on March 4, 2003.

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period.

The results of operations for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.  Our date of inception was March 26, 2002; there were no operating results for the quarter ending March 31, 2002.

NOTE 2.	OPTIONS AND WARRANTS

At March 31, 2003, the Company has a stock option plan and has issued stock warrants to its organizers.  The Company accounts for the stock options and stock warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based compensation cost is reflected in net loss, as all stock options and stock warrants granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant.  No stock options or warrants had vested as of March 31, 2003, therefore the proforma effect if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock options and stock warrants has not been presented.

NOTE 3.	LOSSES PER SHARE

Basic losses per share are computed by dividing net losses by the weighted average number of shares of common stock outstanding.  Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of common shares outstanding and common stock equivalents.  Common stock equivalents consist of stock options and stock warrants.  Common stock equivalents did not have a dilutive effect on losses per share for the three months ended March 31, 2003.

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 5.	COMMON STOCK OFFERING

The Company is offering a minimum of 900,000 and a maximum of 1,200,000 shares in its initial offering of common stock at an offering price of $10 per share.  On January 29, 2003, the offering period was extended through April 29, 2003.  On April 29, 2003, the date the offering was closed, the Company had sold 1,112,163 shares of common stock at $10 per share.  Expenses of the stock offering totaled $47,243 and have been charged to capital surplus in the accompanying consolidated balance sheets.

As of December 31, 2002, restricted cash and subscribers’ deposits in the accompanying consolidated balance sheets consisted of proceeds from the Company’s stock offering.  The funds were held in escrow until the minimum amount of capital had been raised to receive regulatory approval of the Bank’s charter.  As of December 31, 2002, proceeds from the sale of 588,177 shares of common stock had been deposited with the escrow agent.  The stock subscription funds were released to the Company by the escrow agent on February 3, 2003.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of First Commerce Community Bankshares, Inc., a Georgia corporation (the Company), and its bank subsidiary, First Commerce Community Bank (the Bank), during the period included in the accompanying consolidated financial statements.

Cautionary Notice Regarding Forward Looking Statements

Some of the statements of the Company included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of  Financial Condition and Plan of Operations” are “forward-looking statements”.  Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service area of the Bank, future asset growth and capital ratios, the allowance for loan losses, the business strategies of the company and other statements that are not historical facts.  The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing.  These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements.  These factors include, among other things: (i) we lack an operating history from which to base an estimate of our future financial performance; (ii) we may be unable to implement key elements of our business strategy; (iii) we may be unable to retain key personnel; (iv) we may be impacted by general economic conditions and governmental monetary and fiscal policies; (v) we may face increased competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere; (vi) there may be a lack of sustained growth in the economy of Douglas County, Georgia; (vii) we may experience rapid fluctuations in interest rates; (viii) we face risks related to changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; and (ix) we may experience changes in the legislative and regulatory environment.

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements.  We disclaim any obligation to update or revise publicly or otherwise and forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements.    Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities.  We consider these accounting policies to be critical accounting policies.  The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements.  Refer to the portion of this discussion under the heading “Allowance for Loan Losses” that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis.  Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities, As of March 31, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	235.01%	214.09%	4.00%
Risk-based capital ratios:
Core capital	117.32	106.84	4.00
Total capital	117.94	107.46	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.

Off-Balance Sheet Risk

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers.  These financial instruments include commitments to extend credit and standby letters of credit.  Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments.  We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments.  A summary of our commitments as of March 31, 2003 is as follows:

Commitments to extend credit	$777,000
Letters of credit	5,000

$782,000

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by us to guarantee the performance of a customer to a third party.  Those letters of credit are primarily issued to support public and private borrowing arrangements.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.  Collateral is required in instances which we deem necessary.

The Company has a commitment to purchase land for the Bank’s proposed main office in the amount of $700,000.

Financial Condition

Following is a summary of our balance sheets for the periods indicated:

	March 31, 2003	December 31, 2002

	(Dollars in Thousands)

Cash and due from banks	$165	$4
Restriced cash	0	5,882
Federal funds sold	6,162	0
Securities	2,592	0
Loans, net	5,501	0
Premises and equipment	1,341	1,214
Other assets	109	53

	$15,870	$7,153

Deposits	$5,585	$0
Subscriber’s deposits	0	5,882
Other borrowings		1,625
Other liabilities	6	10
Stockholders’ equity (deficit)	10,279	(364)

	$15,870	$7,153

We commenced our banking operations on March 4, 2003.  Our total assets grew by 122% for the first quarter of 2003.  Deposit growth of $5.6 million and proceeds from the sale of common stock of $11.0 million was primarily invested in loans, securities and overnight federal funds sold.  Our ratio of loans to deposits was 99.5% at March 31, 2003, indicating strong loan demand in our primary market area of Douglas County, Georgia.  Our total equity increased by $10.6 million, consisting of year-to-date net loss of $315,000, offset by proceeds from the sale of common stock of $11.0 million, and increased unrealized gains on securities available-for-sale of $511.

Results of Operations For The Three Months Ended March 31, 2003

Following is a summary of our operations for the period ended March 31, 2003 (Dollars in Thousands).

Interest income	$62
Interest expense	6

Net interest income	56
Provision for loan losses	55
Other income	1
Other expense	317

Pretax loss	315
Income taxes	0

Net loss	$315

As stated above, our banking operations commenced on March 4, 2003, therefore our operating results from banking activities is limited for the three months ended March 31, 2003.  Prior to March 4, 2003, we were in organization.  During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, renovating our banking facilities and other activities necessary to commence banking operations.  We commenced our organizational activities on March 26, 2002, therefore, a discussion of operating results for the three months ended March 31, 2002 would not be meaningful and is therefore not presented.

Net Interest Income.  Our net interest income was $56,000 as of March 31, 2003.  Our net interest margin was 6.47% during the first quarter of 2003.  The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets.  Average earning assets were $11.03 million for the quarter ended March 31, 2003.  The average earning assets were primarily funded by average non-interest bearing funds totaling $8.6 million consisting of funds from our initial stock offering and non-interest bearing demand deposits.  We expect our net interest margin to decrease as we continue to leverage our interest earning assets with interest bearing funding sources.

Provision for Loan Losses.  The provision for loan losses was $55,000 as of March 31, 2003.  The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio.  Management believes that the $55,000 in the allowance for loan losses at March 31, 2003, or 1% of total net outstanding loans, is adequate to absorb known risks in the portfolio.  No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2003 is as follows (Dollars in Thousands):

Nonaccrual loans	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0
Restructured loans	0
Potential problem loans	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0
Interest income that was recorded on nonaccrual and restructured loans	0

Potential problem loans are defined as loans about which we have serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may cause the loan to be placed on nonaccrual status, to become past due more than ninety days, or to be restructured.

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of such interest becomes doubtful. This status is accorded interest when (1) there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected and (2) the principal or interest is more than ninety days past due, unless the loan is both well-secured and in the process of collection.

Loans which may be classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Management is not aware of any information that causes it to have serious doubts as to the ability of borrowers to comply with the loan repayment terms.

Information regarding certain loans and allowance for loan loss data through March 31, 2003 is as follows (Dollars in Thousands):

Average amount of loans outstanding	$2,715

Balance of allowance for loan losses at beginning of period	$0

Loans charged off
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Loans recovered
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Net charge-offs (recoveries)	0

Additions to allowance charged to operating expense during period	55

Balance of allowance for loan losses at end of period	$55

Ratio of net loans charged off during the period to average loans outstanding	0%

Allowance for Loan Losses.  The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio.  Management’s evaluation of the loan portfolio includes a loan classification program.  Under the program, as each loan is made, we assign a loan grade.  Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally.  Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information.  Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses.   Based upon this ongoing review, we may identify loans that could be impaired.  A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement.  When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program.  We maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

Other Income.  Other income was $558 as of March 31, 2003 and consists of service charges on deposit accounts of $39, safe deposit box rental of $266 and miscellaneous income of $253.

Other Expenses.  Other expenses were $317,000 as of March 31, 2003 due to salaries and employee benefits of $188,000, equipment and occupancy expenses of $27,000, other operating expenses of $102,000.  Salaries and employee benefits are due to the number of full time equivalent employees of 12 at March 31, 2003 and to other annual salary costs and employee benefits.  The equipment and occupancy expenses and other operating expenses are due to our overall growth during the first quarter of 2003 and our start up expenses incurred during the quarter prior to commencing banking operations.

Income Tax Expense.  We have not recorded income tax expense (benefits) for the three months ended  March 31, 2003 due to cumulative operating losses recorded to date.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations.  We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3.	Controls and Procedures

Based upon an evaluation of our disclosure controls and procedures within ninety days prior to the filing of this quarterly report under the supervision and with the participation of management, our President and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s filings under the Securities Exchange Act of 1934, as amended.  There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 31, 2002, we commenced an initial public offering of a minimum of 900,000 shares and a maximum of 1,200,000 shares of common stock, par value $1.00 per share, of the Company, at an offering price of $10,000 per share.  The minimum aggregate offering price of the securities registered was $9,000,000 and the maximum aggregate offering price of the securities registered was $12,000,000.  The shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (The “Registration Statement,” registration number 333-97681).  The Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 30, 2002.  The offering commenced on October 31, 2002.

Prior to February 3, 2003, all subscription funds tendered were being deposited in an interest-bearing escrow account with The Bankers Bank, Atlanta, Georgia.  As of February 3, 2003, the minimum number of shares to be sold in the offering had been attained.  Accordingly, on February 3, 2003, the escrow agent for the offering released the subscription funds to the Company.  After February 3, 2003, all subscription funds tendered were deposited directly with the Company and were immediately available for use by us.  The offering ended on April 29, 2003.  A total of 1,112,163 shares were issued for an aggregate offering price of $11,121,630 in the offering.

From the effective date of the Registration Statement to March 31, 2003, we had estimated expenses in connection with the offering of approximately $47,243.  Through March 31, 2003, the net proceeds of the offering were $10,957,387.  None of the estimated expenses in connection with the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate.

With the prior approval of the Federal Reserve and the Georgia Department, on February 28, 2003, the Company used $10,000,000 of the net proceeds of the offering to capitalize the Bank.  In return, the Bank issued all of its common stock to the Company, and the Company became the bank’s sole shareholder.  The Company will use the remainder of the net proceeds of the offering for working capital purposes.

As described above, we used $10,000,000 of the net proceeds of the offering to capitalize the Bank.  The Bank used $799,993 of these funds to repay amounts outstanding on its organizing line of credit, and $999,931 to repay a loan used to fund the purchase of the site for the bank’s initial main office facility.  We purchased our intial main office from BAMA’s LLC, an entity of which Mr. Lumpkin, our president and chief executive officer, holds a 50% ownership interest.  In addition, the Bank plans to use $700,000 of these funds to purchase a property for the bank’s permanent main office facility.

The Bank is using the remaining net proceeds of the offering to furnish, renovate and equip its initial main office facility and permanent main office facility, and for working capital purposes.

Except as described above, none of the net proceeds of the offering will be paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or an affiliate of the Company.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

		99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 and the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(Registrant)

DATE: May 14, 2003	BY:	/s/ William C. Lumpkin, Jr.

William C. Lumpkin, Jr. President and C.E.O. (Principal Executive Officer)

DATE: May 14, 2003	BY:	/s/ Tom D. Richey

Tom D. Richey, Chief Financial Officer (Principal Financial and Accounting Officer)

Certifications

I, William C. Lumpkin, Jr., President and Chief Executive Officer of First Commerce Community Bankshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Commerce Community Bankshares, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person’s performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ WILLIAM C. LUMPKIN, JR.

William C. Lumpkin, Jr. President and CEO (Principal Executive Officer)

Certifications

I, Tom D. Richey, Chief Financial Officer of First Commerce Community Bankshares, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of First Commerce Community Bankshares, Inc.

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report (the “Evaluation Date”); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person’s performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ TOM D. RICHEY

Tom D. Richey, Chief Financial Officer (Principal Financial and Accounting Officer)