Form 10QSB
period 2003-06-30
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2003-08-14
CIK 1178933

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 333-97681

First Commerce Community Bankshares, Inc.

(Exact name of small business issuer as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	76-0706098 (IRS Employer Identification No.)

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

Yes ☒ No ☐

The number of shares outstanding of the Company’s common stock, par value $1.00 per share, as of August 14, 2003 was 1,112,163.

Transitional Small Business Disclosure Format Yes ☐ No ☒

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

INDEX

			Page

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Consolidated Balance Sheets – June 30, 2003 and December 31, 2002	3

		Consolidated Statements of Operations and Comprehensive Loss Three Months Ended June 30, 2003 and 2002 and Six Months Ended June 30, 2003 and Period from March 26, 2002, Date of Inception, to June 30, 2002	4

		Consolidated Statements of Cash Flows Six Months Ended June 30, 2003 and Period from March 26, 2002, Date of Inception, to June 30, 2002	5

		Notes to Consolidated Financial Statements	6

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3.	Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 2	Change in Securities and Use of Proceeds	14

	Item 4	Submission of Matters to a Vote of Security Holders	15

	Item 6	Exhibits and Reports on Form 8-K	15

SIGNATURES	16

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND DECEMBER 31, 2002
(Unaudited)

	2003	2002

Assets
Cash and due from banks	$588,768	$3,726
Restricted cash	—	5,881,770
Federal funds sold	2,440,000	—
Securities available-for-sale, at fair value	2,469,683	—
Loans	18,253,670	—
Less allowance for loan losses	183,000	—

Loans, net	18,070,670	—

Premises and equipment	1,326,369	1,214,313
Other assets	226,636	53,349

Total assets	$25,122,126	$7,153,158

Liabilities and Stockholder’s Equity (Deficit)
Deposits
Noninterest-bearing	$3,381,297	$—
Interest-bearing	11,526,228	—

Total deposits	14,907,525	—
Subscriber’s deposits	—	5,881,770
Other borrowings	—	1,624,924
Other liabilities	25,981	10,488

Total liabilities	14,933,506	7,517,182

Commitments and contingencies
Stockholder’s equity (deficit)
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 1,112,163 and 10 shares issued and outstanding	1,112,163	10
Capital surplus	9,962,224	90
Accumulated deficit	(892,307)	(364,124)
Accumulated other comprehensive income	6,540	—

Total stockholder’s equity (deficit)	10,188,620	(364,024)

Total liabilities and stockholder’s equity (deficit)	$25,122,126	$7,153,158

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
AND SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM
MARCH 26, 2002, DATE OF INCEPTION, TO JUNE 30, 2002
(Unaudited)

	Three Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2003	Period from March 26, 2002, Date of Inception, to June 30, 2002

Interest income
Loans	$294,939	$—	$328,175	$—
Taxable securities	15,269	—	16,828	—
Federal funds sold	17,997	—	45,708	—

Total interest income	328,205	—	390,711	—

Interest expense
Deposits	54,848	—	58,618	—
Other borrowings	—	6,618	2,237	6,618

Total interest expense	54,848	6,618	60,855	6,618

Net interest income (expense)	273,357	(6,618)	329,856	(6,618)
Provision for loan losses	128,000	—	183,000	—

Net interest income (expense) after provision for loan losses	145,357	(6,618)	146,856	(6,618)

Other income
Service charges on deposit accounts	1,782	—	1,821	—
Other operating income	3,089	—	3,508	—

Total other income	4,871	—	5,329	—

Other expenses
Salaries and other employee benefits	208,822	46,251	396,166	46,251
Occupancy and equipment expenses	43,975	3,910	71,343	3,910
Professional fees	20,613	40,647	28,213	40,647
Other operating expenses	90,096	12,521	184,646	12,521

Total other expenses	363,506	103,329	680,368	103,329

Loss before income taxes	(213,278)	(109,947)	(528,183)	(109,947)
Income tax expense	—	—	—	—

Net loss	(213,278)	(109,947)	(528,183)	(109,947)

Other comprehensive income
Unrealized gains on securities available-for-sale arising during period	6,029	—	6,540	—

Comprehensive loss	$(207,249)	$(109,947)	$(521,643)	$(109,947)

Basic and diluted losses per share	$(0.19)	$(0.10)	$(0.47)	$(0.10)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND PERIOD FROM
MARCH 26, 2002, DATE OF INCEPTION, TO JUNE 30, 2002
(Unaudited)

	2003	2002

OPERATING ACTIVITIES
Net loss	$(528,183)	$(109,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,923	—
Provision for loan losses	183,000	—
Increase in interest receivable	(72,212)	—
Increase (decrease) in interest payable	(2,826)	6,618
Net other operating activities	(82,756)	—

Net cash used in operating activities	(459,054)	(103,329)

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(2,463,143)	—
Net increase in federal funds sold	(2,440,000)	—
Net increase in loans	(18,253,670)	—
Purchase of premises, equipment and software	(155,979)	(780,068)

Net cash used in investing activities	(23,312,792)	(780,068)

FINANCING ACTIVITIES
Net increase in deposits	14,907,525	—
Proceeds from sale of common stock	11,121,530	—
Proceeds from line of credit	175,000	936,936
Repayment of lines of credit	(1,799,924)	—
Stock issue costs	(47,243)	—

Net cash provided by financing activities	24,356,888	936,936

Net increase in cash and due from banks	585,042	53,539
Cash and due from banks at beginning of period	3,726	—

Cash and due from banks at end of period	$588,768	$53,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$63,681	$—

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

The results of operations for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	OPTIONS & WARRANTS

At June 30, 2003, the Company has a stock option plan and has issued stock warrants to its organizers. The Company accounts for the stock options and stock warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock options and stock warrants granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or warrants had vested as of June 30, 2003, therefore the proforma effect if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock options and stock warrants has not been presented.

NOTE 3.	LOSSES PER SHARE

Basic losses per share are computed by dividing net losses by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Common stock equivalents did not have a dilutive effect on losses per share for the three and six months ended June 30, 2003. Weighted average shares outstanding for all periods presented are equal to 1,112,163, or the number of shares sold in the Company’s initial public stock offering.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

NOTE 5.	COMMON STOCK OFFERING

The Company offered a minimum of 900,000 and a maximum of 1,200,000 shares in its initial offering of common stock at an offering price of $10 per share. On January 29, 2003, the offering period was extended through April 29, 2003. On April 29, 2003, the date the offering was closed, the Company had sold 1,112,163 shares of common stock at $10 per share. Expenses of the stock offering totaled $47,243 and have been charged to capital surplus in the accompanying consolidated balance sheets.

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

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of First Commerce Community Bankshares, Inc., a Georgia corporation (the Company), and its bank subsidiary, First Commerce Community Bank (the Bank), during the period included in the accompanying consolidated financial statements. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes, and is qualified in its entirety by the foregoing and other more detailed financial information appearing elsewhere.

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

Liquidity and Capital Resources

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting primarily of loans and investment securities, will be funded by customer deposits, borrowed funds, and earnings. Initially, loans also have been funded with a portion of the proceeds of our initial public offering. We currently have unused federal funds lines of $4,250,000 that may be drawn upon which would provide additional sources of liquidity.

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual

	Consolidated	Bank	Minimum Regulatory Requirement

Leverage capital ratios	44.49%	40.06%	4.00%
Risk-based capital ratios:
Core capital	48.77	43.91	4.00
Total capital	49.65	44.79	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of June 30, 2003 is as follows:

Commitments to extend credit	$4,877,000
Letters of credit	5,000

$4,882,000

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

Financial Condition

We commenced our banking operations on March 4, 2003. Our total assets totaled $25,122,000 as of June 30, 2003. Deposit growth of $14.9 million and proceeds from the sale of common stock of $11.1 million has been primarily invested in loans, securities and overnight federal funds sold. Our ratio of loans to deposits was 122.4% at June 30, 2003. A loan to deposit ratio in excess of 100% is not uncommon for a de novo bank as we have invested a portion of our initial capital base in loans.

Our total equity increased by $10.6 million from December 31, 2002 to June 30, 2003, consisting of year-to-date net losses of $528,000, offset by proceeds from the sale of common stock of $11.1 million, and increased unrealized gains on securities available-for-sale of $6,500.

Results of Operations For The Three and Six Months Ended June 30, 2003 and 2002

As stated above, our banking operations commenced on March 4, 2003, therefore our operating results from banking activities is limited for the six months ended June 30, 2003. Prior to March 4, 2003, we were in organization. During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, renovating our banking facilities and other activities necessary to commence banking operations. We commenced our organizational activities on March 26, 2002, therefore, our results from operations for the period from March 26, 2002 to June 30, 2002 were primarily limited to salaries of our organizational employees and professional fees related to organizing the Company and obtaining our Bank subsidiary’s charter. Total preopening expenses incurred through June 30, 2002 totaled $110,000.

Net Interest Income. Our net interest income was $273,000 and $330,000 for the three and six months ended June 30, 2003 that resulted in net interest margins of 5.08% and 5.43% for the same time periods. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $21.0 million for the quarter ended June 30, 2003. The average earning assets were substantially funded by average non-interest bearing funds consisting of funds from our initial stock offering and non-interest bearing demand deposits. We expect our net interest margin to decrease as we continue to leverage our interest earning assets with interest bearing funding sources.

Provision for Loan Losses. The provision for loan losses for the three and six months periods ended June 30, 2003 was $128,000 and $183,000, respectively. The amounts provided are due to loan growth and our assessment of the inherent risk in the loan portfolio. Management believes that the $183,000 in the allowance for loan losses at June 30, 2003, or 1% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2003 is as follows.

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

Information regarding certain loans and allowance for loan loss data through June 30, 2003 is as follows (Dollars in Thousands):

Average amount of loans outstanding	$16,741

Balance of allowance for loan losses at beginning of period	$0

Loans charged off
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Loans recovered
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Net charge-offs (recoveries)	0

Additions to allowance charged to operating expense during period	183

Balance of allowance for loan losses at end of period	$183

Ratio of net loans charged off during the period to average loans outstanding	0%

Allowance for Loan Losses. The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Management’s evaluation of the loan portfolio includes a loan classification program. Under the program, as each loan is made, we assign a loan grade. Each loan grade is assigned an allowance percentage determined based on our experience specifically and the historical experience of the banking industry generally. Loan classifications are then subject to periodic review by the responsible lending officers and by senior management based upon their judgment, current economic conditions that may affect the borrower’s ability to repay, lender requirements, the underlying collateral value of the loans and other appropriate information. Management relies predominantly on this ongoing review of the loan portfolio to assess the risk characteristics of the portfolio in the aggregate and to determine adjustments, if any, to our allowance for loan losses. Based upon this ongoing review, we may identify loans that could be impaired. A loan is considered impaired when it is probable that we will be unable to collect all principal and interest due in accordance with the contractual terms of the loan agreement. When we identify a loan as impaired, the allowance for loan losses is increased if we determine that the amount of impairment is in excess of the allowance determined under our loan classification program. We plan to maintain an allowance for loan losses of no less than 1.0% of outstanding loans at all times.

Other Income. Other income was $5,000 for the three and six month periods ended June 30, 2003 and consisted of service charges on deposit accounts of $2,000 and miscellaneous income of $3,000. There were no amounts of other income recognized as of June 30, 2002.

Other Expenses. Other expenses for the six months ended June 30, 2003 totaled $680,000, due to salaries and employee benefits of $396,000, equipment and occupancy expenses of $71,000, other operating expenses of $213,000. Salaries and employee benefits are due to related costs of 13 full time equivalent employees as of June 30, 2003 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due the depreciation of our banking facilities and other occupancy expenses. Other operating expenses are due to our overall growth since commencing operations and our start up expenses incurred during the first quarter of 2003 prior to commencing operations. Other expenses for the three months ended June 30, 2003 totaled $364,000 and are consistent with expenses incurred for the six months ended June 30, 2003.

Income Tax Expense. We have not recorded income tax expense (benefits) for the six months ended June 30, 2003 due to cumulative operating losses recorded to date.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s filings under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal control over financial reporting identified in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS.

On October 31, 2002, we commenced an initial public offering of a minimum of 900,000 shares and a maximum of 1,200,000 shares of common stock, par value $1.00 per share, of the Company, at an offering price of $10.00 per share. The minimum aggregate offering price of the securities registered was $9,000,000 and the maximum aggregate offering price of the securities registered was $12,000,000. The shares in the offering were registered under the Securities Act of 1933, as amended, pursuant to an effective Registration Statement on Form SB-2 (The “Registration Statement,” registration number 333-97681). The Registration Statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 30, 2002. The offering commenced on October 31, 2002.

Prior to February 3, 2003, all subscription funds tendered were deposited in an interest-bearing escrow account with The Bankers Bank, Atlanta, Georgia. As of February 3, 2003, the minimum number of shares to be sold in the offering had been attained. Accordingly, on February 3, 2003, the escrow agent for the offering released the subscription funds to the Company. After February 3, 2003, all subscription funds tendered were deposited directly with the Company and were immediately available for use by us. The offering ended on April 29, 2003. A total of 1,112,163 shares were issued for an aggregate offering price of $11,121,630 in the offering.

From the effective date of the Registration Statement to April 29, 2003, we had estimated expenses in connection with the offering of approximately $47,243. Through April 29, 2003, the net proceeds of the offering were $11,121,630. None of the estimated expenses in connection with the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate.

With the prior approval of the Federal Reserve and the Georgia Department, on February 28, 2003, the Company used $10,000,000 of the net proceeds of the offering to capitalize the Bank. In return, the Bank issued all of its common stock to the Company, and the Company became the bank’s sole shareholder. The Company is using the remainder of the net proceeds of the offering for working capital purposes.

As described above, we used $10,000,000 of the net proceeds of the offering to capitalize the Bank. The Bank used $799,993 of these funds to repay amounts outstanding on its organizing line of credit, and $999,931 to repay a loan used to fund the purchase of the site for the bank’s initial main office facility. We purchased our intial main office from BAMA’s LLC, an entity of which William C. Lumpkin, Jr., our president and chief executive officer, holds a 50% ownership interest. In addition, the Bank plans to use $700,000 of these funds to purchase a property for the bank’s permanent main office facility.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of stockholders held on May 27, 2003, three items were voted upon. The first item was the appointment of four directors to hold office until the 2006 annual meeting of stockholders and until their successors are duly elected and qualified or until their earlier death, resignation, incapacity to serve, or removal:

Name	Votes For	Votes Against	Votes Abstained
Carl E. Carr, Jr.	673,323	500	None
James E. Daniell	673,323	500	None
Jack F. Gamel	673,323	500	None
Larry W. Jackson	673,323	500	None

The following directors will continue in office:

Richard W. Kinsey, MD, William C. Lumpkin, Jr., J. David McDade, Phil D. Miller, Tom D. Richey, Jimmy R. Smith, Joel R. Tidwell and Frank C. Winn.

The second item was approving the First Commerce Community Bankshares, Inc. 2002 Stock Option Plan (the “Plan”). The Plan was approved by a vote of 662,373 in favor, 1,750 against, and 8,500 abstentions.

The third item was approving the appointment of Mauldin & Jenkins, LLC as the Company’s independent auditors for the fiscal year 2003. Mauldin & Jenkins, LLC was ratified as the independent auditors for fiscal year 2003 by a vote of 658,323 in favor, none against, and 14,500 abstentions.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Rule 15d – 14(a) Certification

31.2	Rule 15d – 14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.
(Registrant)

DATE: August 14, 2003	BY: /s/ WILLIAM C. LUMPKIN, JR.

William C. Lumpkin, Jr. President and C.E.O. (Principal Executive Officer)

DATE: August 14, 2003	BY: /s/ TOM D. RICHEY

Tom D. Richey, Chief Financial Officer (Principal Financial and Accounting Officer)