Form 10QSB
period 2003-09-30
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2003-11-13
CIK 1178933

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Company’s common stock, par value $1.00 per share, as of November 13, 2003 was 1,112,163.

Transitional Small Business Disclosure Format  Yes  ☐  No  ☒

FIRST COMMERCE COMMUNITY BANKSHARES, INC.  AND SUBSIDIARY

INDEX

		Page

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements

	Consolidated Balance Sheets – September 30, 2003 and December 31, 2002	3

	Consolidated Statements of Operations and Comprehensive Loss Three Months Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and Period from March 26, 2002, Date of Inception, to September 30, 2002	4

	Consolidated Statements of Cash Flows Nine Months Ended September 30, 2003 and Period from March 26, 2002, Date of Inception, to September 30, 2002	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

	Item 3. Controls and Procedures	13

PART II.	OTHER INFORMATION

	Item 2 – Change in Securities and Use of Proceeds	14

	Item 6 – Exhibits and Reports on Form 8-K	15

	Signatures	16

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

(Unaudited)

	2003	2002
Assets
Cash and due from banks	$877,361	$3,726
Restricted cash	—	5,881,770
Federal funds sold	6,271,000	—
Securities available-for-sale, at fair value	2,469,277	—
Loans	32,934,259	—
Less allowance for loan losses	330,000	—

Loans, net	32,604,259	—

Premises and equipment	1,305,867	1,214,313
Other assets	255,399	53,349

Total assets	$43,783,163	$7,153,158

Liabilities and Stockholder’s Equity (Deficit)
Deposits
Noninterest-bearing	$4,400,713	$—
Interest-bearing	29,294,154	—

Total deposits	33,694,867	—
Subscriber’s deposits	—	5,881,770
Other borrowings	—	1,624,924
Other liabilities	51,884	10,488

Total liabilities	33,746,751	7,517,182

Commitments and contingencies

Stockholder’s equity (deficit)
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 1,112,163 and 10 shares issued and outstanding	1,112,163	10
Capital surplus	9,962,224	90
Accumulated deficit	(1,008,659)	(364,124)
Accumulated other comprehensive loss	(29,316)	—

Total stockholder’s equity (deficit)	10,036,412	(364,024)

Total liabilities and stockholder’s equity (deficit)	$43,783,163	$7,153,158

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM

MARCH 26, 2002, DATE OF INCEPTION, TO SEPTEMBER 30, 2002

(Unaudited)

	Three Months Ended Sept. 30, 2003	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2003	Period from March 26, 2002, Date of Inception, to Sept. 30. 2002
Interest income
Loans	$481,317	$—	$809,492	$—
Taxable securities	1,845	—	18,673	—
Federal funds sold	9,902	—	55,610	—

Total interest income	493,064	—	883,775	—

Interest expense
Deposits	115,412	—	174,030	—
Other borrowings	—	744	2,237	1,455

Total interest expense	115,412	744	176,267	1,455

Net interest income (expense)	377,652	(744)	707,508	(1,455)
Provision for loan losses	147,000	—	330,000	—

Net interest income (expense) after provision for loan losses	230,652	(744)	377,508	(1,455)

Other income
Service charges on deposit accounts	5,439	—	7,260	—
Other operating income	2,450	—	5,958	—

Total other income	7,889	—	13,218	—

Other expenses
Salaries and other employee benefits	214,316	78,007	610,482	124,258
Occupancy and equipment expenses	36,352	9,390	107,695	13,300
Professional fees	32,314	17,308	60,527	57,955
Other operating expenses	71,912	8,290	256,558	20,811

Total other expenses	354,894	112,995	1,035,262	216,324

Loss before income taxes	(116,353)	(113,739)	(644,536)	(217,779)
Income tax expense	—	—	—	—

Net loss	(116,353)	(113,739)	(644,536)	(217,779)

Other comprehensive loss
Unrealized loss on securities available-for-sale arising during period	(35,856)	—	(29,316)	—

Comprehensive loss	$(152,209)	$(113,739)	$(673,852)	$(217,779)

Basic and diluted losses per share	$(0.10)	$(0.10)	$(0.58)	$(0.21)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND PERIOD FROM

MARCH 26, 2002, DATE OF INCEPTION, TO SEPTEMBER 30, 2002

(Unaudited)

	2003	2002
OPERATING ACTIVITIES
Net loss	$(644,536)	$(217,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,425	—
Provision for loan losses	330,000	—
Increase in interest receivable	(101,960)	—
Increase (decrease) in interest payable	13,876	—
Net other operating activities	(119,813)	—

Net cash used in operating activities	(458,008)	(217,779)

INVESTING ACTIVITIES
Purchases of securities available-for-sale	(2,498,593)	—
Net increase in federal funds sold	(6,271,000)	—
Net increase in loans	(32,934,258)	—
Purchase of premises, equipment and software	(155,979)	(934,806)

Net cash used in investing activities	(41,859,830)	(934,806)

FINANCING ACTIVITIES
Net increase in deposits	33,694,867	—
Proceeds from sale of common stock	11,121,530	100
Stock issue costs	—	(10,970)
Proceeds from line of credit	175,000	1,190,000
Repayment of lines of credit	(1,799,924)	—

Net cash provided by financing activities	43,191,473	1,179,130

Net increase in cash and due from banks	873,635	26,545
Cash and due from banks at beginning of period	3,726	—

Cash and due from banks at end of period	$877,361	$26,545

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$162,391	$1,455

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

The results of operations for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	OPTIONS & WARRANTS

As of September 30, 2003, the Company has a stock option plan and has issued stock warrants to its organizers. The Company accounts for the stock options and stock warrants under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all stock options and stock warrants granted under the plans had an exercise price equal to the market value of the underlying stock on the date of grant. No stock options or warrants had vested as of September 30, 2003, therefore the proforma effect if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock options and stock warrants has not been presented.

NOTE 3.	LOSSES PER SHARE

Basic losses per share are computed by dividing net losses by the weighted average number of shares of common stock outstanding. Diluted losses per share are computed by dividing net loss by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Common stock equivalents did not have a dilutive effect on losses per share for the three and nine months ended September 30, 2003. Weighted average shares outstanding for all periods presented are equal to 1,112,163, or the number of shares sold in the Company’s initial public stock offering.

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

As of December 31, 2002, restricted cash and subscribers’ deposits in the accompanying consolidated balance sheets consisted of proceeds from the Company’s stock offering. The funds were held in escrow until the minimum amount of capital had been raised to receive regulatory approval of the Bank’s charter. At December 31, 2002, proceeds from the sale of 588,177 shares of common stock had been deposited with the escrow agent. The stock subscription funds were released to the Company by the escrow agent on February 3, 2003.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of First Commerce Community Bankshares, Inc., a Georgia corporation (the “Company”), and its bank subsidiary, First Commerce Community Bank (the “Bank”), during the period included in the accompanying consolidated financial statements. The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and related notes, and is qualified in its entirety by the foregoing.

Cautionary Notice Regarding Forward Looking Statements

Some of the statements of the Company included in this Report, including matters discussed under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”. Forward-looking statements include statements about the competitiveness of the banking industry, potential regulatory obligations, potential economic growth in the primary service area of the Bank, future cash requirements, future asset growth and capital ratios, our allowance for loan losses, our net interest margin, the business strategies of the company and other statements that are not historical facts. The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “forecast” and similar expressions are also intended to identify the forward-looking statements, but some of these statements may use other phrasing. These forward-looking statements are not guarantees of future performance and are subject to a number of risks, uncertainties and other factors that could cause the Company’s actual results, performance or achievements to differ materially from those expressed or implied by these forward-looking statements. These factors include, among other things: (i) we lack an operating history from which to base an estimate of our future financial performance; (ii) we may be unable to implement key elements of our business strategy; (iii) we may be unable to retain key personnel; (iv) we may be impacted by general economic conditions and governmental monetary and fiscal policies; (v) we may face increased competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds and other financial institutions operating in our market area and elsewhere; (vi) there may be a lack of sustained growth in the economy of Douglas County, Georgia; (vii) we may experience rapid fluctuations in interest rates; (viii) we face risks related to changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities, and other interest-sensitive assets and liabilities; and (ix) we may experience changes in the legislative and regulatory environment.

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to put undue reliance on such forward-looking statements. We disclaim any obligation to update or revise publicly or otherwise any forward-looking statements to reflect subsequent events, new information or future circumstances, except as required by law.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe our allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to the portion of this discussion under the heading “Allowance for Loan Losses” that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

Liquidity is an important factor in our financial condition and affects our ability to meet the borrowing needs and deposit withdrawal requirements of our customers. Assets, consisting primarily of loans and investment securities, will be funded by customer deposits, borrowed funds, and earnings. Initially, loans also have been funded through deposit growth and with a portion of the proceeds of our initial public offering. We currently have unused federal funds lines of $4,250,000 that may be drawn upon which would provide additional sources of liquidity.

We monitor our liquidity resources on an ongoing basis. Our liquidity is also monitored on a periodic basis by State and Federal regulatory authorities. As of September 30, 2003, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2003, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank

Leverage capital ratios	28.97%	26.14%	4.00%
Risk-based capital ratios:
Core capital	27.51	24.82	4.00
Total capital	28.41	25.72	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of September 30, 2003 is as follows:

Commitments to extend credit	$6,535,000
Letters of credit	61,780

$6,596,780

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

Financial Condition

We commenced banking operations on March 4, 2003. Our assets totaled $43,783,000 as of September 30, 2003. Deposit growth of $33.7 million and proceeds from the sale of common stock of $11.1 million has been primarily invested in loans, securities and overnight federal funds sold. Our ratio of loans to deposits was 97.8% at September 30, 2003.

Our total equity increased by $10.4 million from December 31, 2002 to September 30, 2003, consisting of year-to-date net losses of $645,000, offset by proceeds from the sale of common stock of $11.1 million, and unrealized losses on securities available-for-sale of $29,000.

Results of Operations For The Three Ended September 30, 2003 and 2002 and Nine Months Ended September 30, 2003 and Period from March 26, 2002, Date of Inception, to September 30, 2002

As stated above, our banking operations commenced on March 4, 2003, therefore our operating results from banking activities is limited for the nine months ended September 30, 2003. Prior to March 4, 2003, we were in organization. During the organizational stage, we were focused on preparing the Bank to commence operations, raising our initial capital, hiring our personnel, renovating our banking facilities and other activities necessary to commence banking operations. We commenced our organizational activities on March 26, 2002, therefore, our results from operations for the period from March 26, 2002 to September 30, 2002 were primarily limited to salaries of our organizational employees and professional fees related to organizing the Company and obtaining the Bank’s charter. Total preopening expenses incurred through September 30, 2002 totaled $218,000.

Net Interest Income. Our net interest income was $378,000 and $708,000 for the three and nine months ended September 30, 2003 that resulted in net interest margins of 4.56% and 5.13% for the same time periods. The net interest margin is computed by dividing net interest income, on an annualized basis, by average earning assets. Average earning assets were $32.8 million for the quarter ended September 30, 2003. The average earning assets were substantially funded by average non-interest bearing funds consisting of funds from our initial stock offering and non-interest bearing demand deposits. We expect our net interest margin to decrease as we continue to leverage our interest-earning assets with interest-bearing funding sources.

Provision for Loan Losses. The provision for loan losses for the three and nine months periods ended September 30, 2003 was $147,000 and $330,000, respectively. The amounts provided are due to loan growth and our assessment of the inherent risk in the loan portfolio. Management believes that the $330,000 in the allowance for loan losses at September 30, 2003, or 1% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2003 is as follows.

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

Information regarding certain loans and allowance for loan loss data through September 30, 2003 is as follows (Dollars in Thousands):

Average amount of loans outstanding since opening date, March 4, 2003	$16,883

Balance of allowance for loan losses at beginning of period	$0

Loans charged off
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Loans recovered
Commercial and financial	0
Real estate mortgage	0
Installment	0

0

Net charge-offs (recoveries)	0

Additions to allowance charged to operating expense during period	330

Balance of allowance for loan losses at end of period	$330

Ratio of net loans charged off during the period to average loans outstanding	0%

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

Other Income. Other income was $8,000 and $13,000 for the three and nine month periods ended September 30, 2003. For the three month period ended September 30, 2003, other income consisted of service charges on deposit accounts of $5,000 and miscellaneous income of $3,000. For the nine month period ended September 30, 2003, other income consisted of service charges on deposit accounts of $7,000 and miscellaneous income of $6,000. There were no amounts of other income recognized as of September 30, 2002.

Other Expenses. Other expenses for the nine months ended September 30, 2003 totaled $1,035,000, due to salaries and employee benefits of $610,000, equipment and occupancy expenses of $108,000, and other operating expenses of $317,000. Salaries and employee benefits are due to related costs of 13 full time equivalent employees as of September 30, 2003 and to other annual salary costs and employee benefits. The equipment and occupancy expenses are due to the depreciation of our banking facilities and other occupancy expenses. Other operating expenses are due to our overall growth since commencing operations and our start up expenses incurred during the first quarter of 2003 prior to commencing operations. Other expenses for the three months ended September 30, 2003 totaled $355,000 and are consistent with expenses incurred for the nine months ended September 30, 2003.

Income Tax Expense. We have not recorded income tax expense (benefits) for the three or nine months ended September 30, 2003 and 2002 due to cumulative operating losses recorded to date.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s filings under the Securities Exchange Act of 1934, as amended. There have been no changes in our internal control over financial reporting identified in connection with this evaluation that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From the effective date of the Registration Statement to April 29, 2003, we incurred expenses in connection with the offering of $47,243. Through April 29, 2003, the net proceeds of the offering were $11,121,630. None of the estimated expenses in connection with the offering were paid directly or indirectly to any director, officer, general partner of the Company or their associates, persons owning 10% or more of any class of equity securities of the Company, or any affiliate.

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

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

(Registrant)

DATE: November 13, 2003	BY:	/s/ William C. Lumpkin, Jr.
William C. Lumpkin, Jr. President and C.E.O. (Principal Executive Officer)

DATE: November 13, 2003	BY:	/s/ Tom D. Richey
Tom D. Richey, Chief Financial Officer (Principal Financial and Accounting Officer)