Form 10KSB
period 2003-12-31
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2004-03-29
CIK 1178933

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

or

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission file number 333-97681

First Commerce Community Bankshares, Inc.

(Name of Small Business Issuer in Its Charter)

Georgia	6021	76-0706098
(State or other Jurisdiction of Incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

9464 Highway 5 Douglasville, Georgia	30135
(Address of Principal Executive Offices)	(Zip Code)

(770) 489-3222

Issuer’s Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

The issuer’s revenue for its most recent fiscal year was approximately $1,628,000. As of March 15, 2004, 1,112,163 shares of Common Stock were issued and outstanding.

The aggregate market value of the Common Stock held by non-affiliates (shareholders holding less than 5% of an outstanding class of stock, excluding directors and executive officers) of the Company on March 15, 2004 was $6,676,630. This calculation is based upon an estimate of the fair market value of the Common Stock of $10.00 per share, which was the price of the last trade of which management is aware prior to this date. There is no active trading market for the Common Stock and it is impossible to identify precisely the market value of the Common Stock.

Transitional Small Business Disclosure Format. (Check one):    Yes  ☐    No  ☒

Item 1. Description of Business

This Report contains statements which constitute forward-looking statements under federal securities laws, including the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. The words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify such forward-looking statements, although some may use other phrasing. Potential risks and uncertainties include, but are not limited to:

•	significant increases in competitive pressure in the banking and financial services industries;

•	changes in the interest rate environment which could reduce anticipated or actual margins;

•	changes in political conditions or the legislative or regulatory environment;

•	general economic conditions, either nationally or regionally and especially in primary service area, becoming less favorable than expected resulting in, among other things, a deterioration in credit quality;

•	changes occurring in business conditions and inflation;

•	changes in technology;

•	changes in monetary and tax policies;

•	our ability to retain key personnel;

•	changes in the securities markets; and

•	other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission.

Many of these factors are beyond our ability to control or predict, and readers are cautioned not to place undue reliance on these forward-looking statements. We disclaim any obligation to update or revise these forward-looking statements.

General

First Commerce Community Bankshares, Inc. was incorporated in Georgia in July 2002 to operate as a bank holding company pursuant to the Federal Bank Holding Company Act of 1956 and the Financial Institutions Code of Georgia, and to purchase 100% of the issued and outstanding stock of First Commerce Community Bank, a state bank organized under the laws of the State of Georgia (the “bank”), to conduct a general banking business in Douglas County, Georgia.

On October 31, 2002, we commenced our initial public offering and completed the sale of 1,112,163 shares of our common stock at $10.00 per share on April 29, 2003. The offering raised $11.0 million net of offering expenses. Our current directors and executive officers purchased 444,000 shares of common stock at $10.00 per share, for a total of $4,440,000 during the offering. In recognition of financial risk and efforts in organizing the bank, each of our organizers is entitled to receive one share of common stock for $10.00 per share for every share he purchased in the offering. In the aggregate, our organizers are entitled to purchase 418,500 shares for $10.00 per share.

We used $10 million of the proceeds of the offering to capitalize the bank, which opened for business on March 4, 2003.

Marketing Focus

The bank has positioned itself as “the hometown bank” that cares about its clients. We provide professional and personalized service to our clients by employing well trained, seasoned bankers who are familiar with our market area and our clients’ individual needs. Our primary target market includes individuals and small- to medium-sized businesses who desire a consistent and professional relationship with a local banker. Because only one other locally owned bank remains in our primary service area, we believe we offer a unique banking alternative for the market by offering a higher level of customer service and a management team more focused on the needs of the community than most of our competitors. We believe that this approach will be enthusiastically supported by the community. In order to achieve the level of prompt, responsive service that we believe will be necessary to attract customers and to develop First Commerce Community Bank’s image as a local bank with an individual focus, we intend to leverage our community-oriented board of directors and local services and decision making to attract and retain customers.

Location and Service Area

Our primary service area consists of Douglas County, and adjacent portions of Carroll County, Cobb County, and Paulding County, Georgia, with a focus on the 10 mile radius of our main office. Currently our main office is located within the city limits of Douglasville, Georgia on Georgia Highway Number 5 and provides excellent visibility for the bank. Within the next two years, we plan to open a 10,000+ square foot main office strategically located within our service area and convert our existing banking facility to a branch facility. The new main office would extend the market reach of our bank, and it will increase our personal delivery capabilities in this area to more efficiently market the services of the bank.

Douglas, Carroll, Cobb and Paulding Counties have a growing and dynamic economic environment that we believe will support First Commerce Community Bank. According to the U.S. Census Bureau, Douglas County experienced population growth of 29.6% from 1990 to 2000. Douglas County is expected to experience continued population growth over the next several years, with an estimated population of 105,531 by 2006. In addition, Douglas County has a growing and diverse economy, featuring professional, business, health and educational services, retail trade, manufacturing, and construction.

Deposit Services

We offer a full range of deposit services that are typically available in most banks and savings and loan associations, including checking accounts, NOW accounts, commercial accounts, savings accounts, and other time deposits of various types, ranging from daily money market accounts to longer-term certificates of deposit. The transaction accounts and time certificates are tailored to our principal market area at rates competitive to those offered in Douglas, Carroll, Cobb and Paulding Counties. In addition, we offer certain retirement account services, including IRAs. We solicit these accounts from individuals, businesses, churches, non-profits, and government entities.

Lending Activities

General. We emphasize a range of lending services, including real estate, commercial, and equity-line and consumer loans to individuals, small- to medium-sized businesses, and professional concerns that are located in or conduct a substantial portion of their business in our primary market area. We compete for these loans with competitors who are well established in our primary service area and have greater resources and lending limits.

The well established banks in our market area make proportionately more loans to medium- to large-sized businesses than we do. Many of the bank’s commercial loans are made to small- to medium-sized businesses which may be less able to withstand competitive, economic, and financial conditions than larger borrowers.

Loan Approval and Review. The bank’s loan approval policies will provide for various levels of officer lending authority. When the amount of aggregate loans to a single borrower exceeds that individual officer’s lending authority, the loan request is considered and approved by an officer with a higher lending limit or the board of directors’ loan committee. The bank does not make any loans to any director or executive officer of the bank unless the loan is approved by the board of directors of the bank and is made on terms not more favorable to the person than would be available to a person not affiliated with the bank.

Lending Limits. The bank’s lending activities are subject to a variety of lending limits imposed by federal law. In general, the bank is subject to a legal limit on loans to a single borrower equal to 25% of the bank’s capital and unimpaired surplus. Different limits may apply in certain circumstances based on the type of loan or the nature of the borrower, including the borrower’s relationship to the bank. These limits increase or decrease as the bank’s capital increases or decreases. Based upon the initial capitalization of $10.0 million and adjusting for a $1.5 million expense reserve, the bank initially has a loan limit of $2.125 million. The bank intends to sell participations in its loans to other financial institutions to more adequately meet all of the lending needs of loan customers requiring aggregate extensions of credit above these limits.

Real Estate Loans. As the bank matures, loans secured by first or second mortgages on real estate are expected to make up 75% of the bank’s loan portfolio. As of December 31, 2003, the percentage was 90%. Our construction and land development loans, which comprise 24% of total loans, are primarily collateralized by one to four family residential properties. While the bank had no multi-family real estate loans, other 1-4 family dwelling loans comprised 8% of the loan portfolio, and nonresidential real estate loans consisting primarily of small business commercial properties, total 58% of total loans. Interest rates for all categories may be fixed or adjustable, and will more likely be fixed for shorter-term loans. The bank generally charges an origination fee for each loan.

Real estate loans are subject to the same general risks as other loans. The principal credit risk associated with each category of loan, including real estate loans, is the creditworthiness of the borrower. They are particularly sensitive to fluctuations in the value of real estate, which is generally the underlying security for real estate loans. Fluctuations in the value of the real estate, as well as other factors arising after the loan is made, could negatively affect a borrower’s cash flow, creditworthiness, and ability to repay the loan. Management attempts to reduce credit risk in the commercial real estate portfolio by emphasizing loans on owner-occupied office and retail buildings where the loan-to-value ratio, established by independent appraisals, does not exceed 80%. In addition, the bank typically requires a valid mortgage lien on all real property loans along with a title lien policy which insures the validity and priority of the lien. We attempt to reduce risk by obtaining personal guarantees where possible, and by keeping the loan-to-value ratio of the completed project below specified percentages. We also reduce risk by selling participations in larger loans to other institutions when possible.

We can also originate some real estate loans for sale into the secondary market. We can limit our interest rate and credit risk on these loans by locking the interest rate for each loan with the secondary investor and receiving the investor’s underwriting approval prior to originating the loan.

Commercial Loans. The bank makes loans for commercial purposes in various lines of businesses. Equipment loans will typically be made for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term and secured by the financed equipment and with a loan-to-value ratio of 80% or less. We focus our efforts on commercial loans of less than $500,000. Working capital loans typically have terms not exceeding one year and usually secured by accounts receivable, inventory, or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal typically is repaid as the assets securing the loan are converted into cash, and in other cases principal typically is due at maturity. Trade letters of credit, standby letters of credit, and foreign exchange are handled through a correspondent bank as agent for the bank.

We also offer small business loans utilizing government enhancements such as the Small Business Administration’s 7(a) program and SBA’s 504 programs. These loans typically are partially guaranteed by the government which may help to reduce the bank’s risk. Government guarantees of SBA loans will not exceed 80% of the loan value, and will generally be less. As with other categories of loans, the principal economic risk associated with commercial loans is the creditworthiness of the borrower. The risks associated with commercial loans vary with many economic factors, including the economy of our primary service area.

Consumer Loans. The bank makes a variety of loans to individuals for personal and household purposes, including secured and unsecured installment loans and revolving lines of credit such as credit cards. Installment loans typically carry balances of less than $50,000 and are amortized over periods up to 60 months. Consumer loans may be offered on a single maturity basis where a specific source of repayment is available. Revolving loan products typically require monthly payments of interest and a portion of the principal. Consumer loans are generally considered to have greater risk than first or second mortgages on real estate because they may be unsecured, or if they are secured, the value of the security may be difficult to assess and more likely to decrease than real estate. As with other categories of loans, the principal credit risk associated with consumer loans is the creditworthiness of the borrower.

We also offer home equity loans. Our underwriting criteria for and the risks associated with home equity loans and lines of credit will generally be the same as those for first mortgage loans. Home equity lines of credit typically have terms of 15 years or less, will typically carry balances less than $125,000, and may extend up to 80% of the available equity of each property.

Other Banking Services

The bank offers other bank services including cash management services which provide sweep accounts for commercial businesses. In addition, lines of credit, 24-hour telephone banking and PC/internet delivery are offered as well as safe deposit boxes, direct deposit of payroll and social security checks, U.S. Savings Bonds, travelers checks, and automatic drafts for various accounts. The bank is associated with the STAR and Cirrus ATM networks that may be used by the bank’s customers throughout the country. We believe that by being associated with a shared network of ATMs, we are better able to serve our clients and will be able to attract clients who are accustomed to the convenience of using ATMs, although we do not believe that maintaining this association will be critical to our success. We intend to install our own ATM with the opening of the bank’s new main office facility. We are also offering a debit card VISA credit card services through a correspondent bank as an agent for the bank. We do not expect the bank to exercise trust powers during its initial years of operation.

Competition

The banking business is highly competitive. First Commerce Community Bank competes with other commercial banks, savings and loan associations, credit unions, and money market mutual funds operating in its primary service area. Douglas County was served by 15 insured financial institutions operating a total of 31 retail branches as of June 30, 2003, the latest date for which information is available. A number of these competitors are well established in our primary service area.

According to the FDIC, bank and thrift deposits in Douglas County grew from approximately $600.4 million in June 1998 to approximately $861.8 million in June 2003, an increase of approximately 43.5%. The following table illustrates the deposit base and market share of the financial institutions located in Douglas County as of June 30, 2003, the latest date for which information is available.

Douglas County Deposit Base and Market Share Information

	$	%
	(Dollars in millions)
Financial Institution
Douglas County Bank	185.9	21.6
Regions Bank	170.7	19.8
Citizens & Merchants State Bank	132.4	15.3
SunTrust Bank	100.9	11.7
Branch Banking & Trust Company	70.6	8.2
Bank of America	56.3	6.5
Wachovia Bank, National Association	48.7	5.7
SouthTrust Bank	24.1	2.8
West Georgia National Bank of Carrollton	16.6	1.9
First Commerce Community Bank	15.9	1.9
Washington Mutual Bank, FA	12.4	1.4
United Community Bank West Georgia	10.4	1.2
First National Bank of West Metro	9.2	1.0
Georgia State Bank	6.8	0.8
National Bank of Commerce	1.9	0.2

At December 31, 2003, First Commerce Community Bank had deposits of $48.6 million.

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

Employees

As of March 15, 2004, the bank had 13 full-time employees and 3 part-time employees operating out of the bank’s permanent facilities. First Commerce Community Bankshares, as the holding company for the bank, does not have any employees other than its officers.

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

The Georgia Department regulates all areas of First Commerce Community Bank’s banking operations, including mergers, establishment of branches, loans, interest rates, and reserves. First Commerce Community Bank will also be subject to Georgia banking and usury laws restricting the amount of interest which it charges in making loans or other extensions of credit. With respect to expansion, Georgia law permits, with required regulatory approval, the establishment of de novo branches in an unlimited number of counties within the State of Georgia by the subsidiary banks of bank holding companies then engaged in the business of banking in Georgia.

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

Community Reinvestment Act. First Commerce Community Bank is subject to the provisions of the Community Reinvestment Act, which requires the FDIC, in connection with its regular examination of a bank, to assess the bank’s record of meeting the credit needs of the communities it serves, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices.

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

USA Patriot Act of 2001. On October 26, 2001, the USA Patriot Act of 2001 was signed into law. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the “IMLAFA”). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. Compliance with the IMLAFA has not impacted our results of operations or financial condition.

Georgia Fair Lending Act. The Georgia Fair Lending Act (“GFLA”) imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. GFLA became effective on October 1, 2002 and was amended on March 7, 2003. While selected provisions of GFLA apply regardless of the interest rate or charges on the loan, the majority of the requirements apply only to “high cost home loans,” as defined by GFLA. We have implemented procedures to comply with all GFLA requirements.

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

In light of these regulatory restrictions and the need for us to retain and build capital, the board of directors of First Commerce Community Bankshares plan to reinvest earnings for the period of time necessary to support successful operations. As a result, we do not plan to pay dividends until we recover any losses incurred and become cumulatively profitable, and our future dividend policy depends on the earnings, capital requirements and financial condition of First Commerce Community Bankshares and First Commerce Community Bank and on other factors that our board of directors considers relevant. We do not expect to attain cumulative profitability before the end of our third year of operations, if at all. Consequently, we do not expect to pay dividends to our shareholder in the near future.

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

Item 2. Description of Property

Our main office is located at 9464 Highway Number 5, Douglasville, Georgia 30135 and on March 4, 2003 we opened the bank for business. Within the next two years, we plan to open a permanent main office located strategically in our service area and convert the existing Highway Number 5 office to a branch facility by March 2006. We believe that the new main office will expand our market presence and provide additional convenience to our customers. We will need to obtain regulatory approval before we can open this office. We believe that these facilities will adequately serve the bank’s needs for its first five years of operation. See “Item 3. Legal Proceedings” below for a discussion of certain legal proceedings relating to the property for our future main office.

Item 3. Legal Proceedings.

On January 27, 2004, a plaintiff filed a complaint in the Superior Court of Douglas County to commence an action against First Commerce Community Bank and the City of Douglasville, Georgia. The complaint seeks a declaratory judgment to overturn the bank’s successful rezoning of a property that would allow the bank to use the property for its future main office facility. Management believes that it has meritorious defenses to the action and intends to vigorously defend the action.

If the complaint were successful, the bank would be required to locate another property for its future main office facility. While the bank has entered into an agreement to acquire the property for $700,000, the bank will not be required to acquire the property if the plaintiff is successful in its action to overturn the rezoning of the property. Other than as described above, there were no legal proceedings to which we, or any of our properties, were subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

A.	Market Information

(i) Market for Common Equity. There is no established trading market for the Company’s common stock, and an active public trading market is not expected to develop in the near future.

(ii) Holders of Common Stock. As of March 15, 2004, there were 363 record holders of the Company’s common stock.

(iii) Dividends. To date, the Company has not paid any dividends on its common stock. The Company initially has no source of income other than dividends that the bank pays to it. The Company’s ability to pay dividends to its shareholders will therefore depend on the bank’s ability to pay dividends to the Company. In the future, the Company may begin income-producing operations independent from those of the bank, which may provide another source of income from which the Company could pay dividends to its shareholders. However, the Company can give you no assurance as to when, if at all, these operations may begin or whether they will be profitable.

Bank holding companies and national banks are both subject to significant regulatory restrictions on the payment of cash dividends. In light of these restrictions and the need for the Company and the bank to retain and build capital, the boards of directors of the Company and the bank plan to reinvest earnings for the period of time necessary to support successful operations. As a result, the Company does not plan to pay dividends until it recovers any losses incurred and becomes profitable, and its future dividend policy depends on the earnings, capital requirements and financial condition of the Company and the bank and on other factors that the board of directors considers relevant. For the year ended December 31, 2003. the Company had $1,019,820 in accumulated deficit.

Additionally, regulatory authorities may determine, under circumstances relating to the financial condition of the Company or the bank, that the payment of dividends would be an unsafe or unsound practice and may prohibit dividend payment. See “Item 1. Description of Business - Supervision and Regulation – Payment of Dividends.”

B.	Equity Compensation Plan Information

See “Item 11 - Security Ownership of Certain Beneficial Owners and Management - Equity Compensation Plan Information” for disclosure regarding the Company’s equity compensation plans.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following discussion describes our results of operations for the periods ended December 31, 2003 and 2002 and also analyzes our financial condition as of December 31, 2003 and 2002. Like most community banks, we derive most of our income from interest we receive on our loans and investments. Our primary source of funds for making these loans and investments is our deposits, on which we pay interest. Consequently, one of the key measures of our success is our amount of net interest income, or the difference between the income on our interest-earning assets, such as loans and investments, and the expense on our interest-bearing liabilities, such as deposits. Another key measure is the spread between the yield we earn on these interest-earning assets and the rate we pay on our interest-bearing liabilities.

We have included a number of tables to assist in our description of these measures. For example, the “Average Balances and Interest Income and Interest Expense” tables show the average balance during 2003 of each category of our assets and liabilities, as well as the yield we earned or the rate we paid with respect to each category. A review of this table shows that our loans typically provide higher interest yields than do other types of interest earning assets, which is why we intend to channel a substantial percentage of our earning assets into our loan portfolio. We also track the sensitivity of our various categories of assets and liabilities to changes in interest rates, and we have included a discussion and tabular illustration of our interest rate sensitivity under “Asset/Liability Management.” Finally, we have included a number of tables along with this discussion that provide details about our securities, our loans, and our deposits.

There are risks inherent in all loans, therefore, we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We establish and maintain this allowance by charging a provision for loan losses against our operating earnings. In the following section we have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses and the allocation of this allowance among our various categories of loans.

In addition to earning interest on our loans and investments, we earn income through fees and other expenses we charge to our customers. We describe the various components of this noninterest income, as well as our noninterest expense, in the following discussion.

The following discussion and analysis also identifies significant factors that have affected our financial position and operating results during the periods included in the accompanying financial statements. We encourage you to read this discussion and analysis in conjunction with our financial statements and the related notes and the other statistical information also included in this report.

Forward-Looking Statements

The following discussion as well as all statements in this registration statement includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not based on historical facts and may be identified by their reference to a future period or by the use of forward-looking terminology, such as “anticipate,” “estimate,” “expect,” “may” and “should.” We caution you not to place undue reliance on these forward-looking statements. Actual results could differ materially from those indicated in such forward-looking statements due to a variety of factors. These factors include, but are not limited to, changes in economic conditions and government fiscal and monetary policies, changes in prevailing interest rates and effectiveness of our interest rate strategies, laws, regulations and regulatory authorities affecting financial institutions, changes in and effectiveness of our operating or expansion strategies, geographic concentration of our assets and operations, competition from other financial services companies, unexpected financial results or outcomes of legal proceedings, and other risks detailed from time to time in the Company’s press releases and filings with the Securities and Exchange Commission. We undertake no obligation to update these forward-looking statements to reflect events or circumstances occurring after the date of this Report.

Critical Accounting Policies

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our consolidated financial statements. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting policies to be critical accounting policies. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting policy that requires the most significant judgments and estimates used in preparation of our consolidated financial statements. Refer to Note 1. of our consolidated financial statement which are included in this annual report on form 10-KSB regarding our accounting policies for the allowance for loan losses as well as the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Overview

Our 2003 results were highlighted by the successful completion of our common stock offering and the commencement of banking operations on March 4, 2003. As described further below, we believe that our capital base will allow for substantial growth in 2004.

Financial Condition at December 31, 2003 and 2002

Following is a summary of our balance sheets for the periods indicated:

	December 31,
	2003	2002
	(Dollars in Thousands)
Cash and due from banks	$382	$4
Restricted cash	—	5,882
Federal funds sold	5,093	—
Securities available for sale	4,730	—
Loans, net	46,774	—
Premises and equipment	1,294	1,214
Other assets	364	53

	$58,637	$7,153

Total deposits	$48,537	$—
Subscriber’s deposits	—	5,882
Other borrowings	—	1,625
Other liabilities	61	10
Stockholders’ equity (deficit)	10,039	(364)

	$58,637	$7,153

As of December 31, 2003, we had total assets of $58.6 million. We raised $11.1 million from the sale of common stock and have received $48.5 million in deposits since the commencement of our banking operations on March 4, 2003. We have invested the proceeds from the stock sale and deposit growth in Federal funds sold ($5.1 million), debt securities ($4.7 million), loans ($46.8 million), and premises and equipment ($1.3 million). We also repaid debt incurred during the organizational period of $1.8 million and experienced losses of $539,000. We expect that loan and deposit growth will be significant during the coming year. This expected growth is not uncommon for de novo banks.

Our investment securities portfolio, consisting solely of debt securities in the Federal Home Loan Mortgage Corporation, amounted to $4.7 million at December 31, 2003.

We have 90% of our loan portfolio collateralized by real estate located in our primary market area of Douglas County, Cobb County, Paulding County and surrounding Georgia counties. Our construction and land development loans, which comprise 24% of our overall loan portfolio, consist of loans primarily collateralized by one-to-four family residential properties. Other one-to-four family dwelling real estate loans comprise 8% of our overall loan portfolio, while nonresidential real estate loans, consisting primarily of small business commercial properties, total 58% of our overall loan portfolio. We generally require that loans collateralized by real estate not exceed the collateral values by the following percentages for each type of real estate loan:

One- to four-family residential properties	80%
Construction loans on one- to four-family residential properties	80%
Nonresidential property	80%

The remaining 10% of our overall loan portfolio consists of commercial, consumer, and other loans. We require collateral commensurate with our analysis of the repayment ability and creditworthiness of the borrower.

The specific economic and credit risks associated with our loan portfolio, especially the real estate portfolio, include, but are not limited to, a general downturn in the economy which could affect unemployment rates in our market area, general real estate market deterioration, interest rate fluctuations, deteriorated or non-existing collateral, title defects, inaccurate appraisals, financial deterioration of borrowers, fraud, and any violation of banking protection laws. Construction lending can also present other specific risks to the lender such as whether developers can find builders to buy lots for home construction, whether the builders can obtain financing for the construction, whether the builders can sell the home to a buyer, and whether the buyer can obtain permanent financing. Currently, real estate values and employment trends in our market area are stable with only slight indications of a downturn in the local economy.

We attempt to reduce these economic and credit risks not only by adhering to loan to value guidelines, but also by investigating the creditworthiness of the borrower and monitoring the borrower’s financial position. Also, we establish and periodically review our lending policies and procedures. Banking regulations limit exposure to one borrower by prohibiting loan relationships that exceed 25% of our bank’s statutory capital and surplus.

Liquidity and Capital Resources

The purpose of liquidity management is to ensure that there are sufficient cash flows to satisfy demands for credit, deposit withdrawals, and our other needs. Traditional sources of liquidity include asset maturities and growth in core deposits. A bank may achieve its desired liquidity objectives from the management of assets and liabilities and through funds provided by operations. Funds invested in short-term marketable instruments and the continuous maturing of other earning assets are sources of liquidity from the asset perspective. The liability base provides sources of liquidity through deposit growth, the maturity structure of liabilities, and accessibility to market sources of funds.

Scheduled loan payments are a relatively stable source of funds, but loan payoffs and deposit flows fluctuate significantly, being influenced by interest rates and general economic conditions and competition. We attempt to price deposits to meet asset/liability objectives consistent with local market conditions.

Our liquidity and capital resources are monitored on a periodic basis by management and regulatory authorities. As determined under guidelines established by regulatory authorities and internal policy, our liquidity is considered satisfactory.

Off-Balance Sheet Arrangements

At December 31, 2003, we had loan commitments outstanding of $14.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At December 31, 2003, we had arrangements with two commercial banks for short-term advances of $4,250,000.

As of December 31, 2003, we had a commitment to purchase land in the amount of $700,000 for the future site of our main office banking facility. See “Item 3. Legal Proceedings” for a discussion of certain legal proceedings relating to the property for our future main office.

Regulatory Capital Ratios

At December 31, 2003, our capital ratios were considered adequate based on regulatory minimum capital requirements. Our shareholders’ equity increased during 2003 primarily due to the proceeds from the sale of common stock of $11.1 million offset by a net loss of $656,000.

The primary source of funds available to First Commerce Community Bankshares is the payment of dividends by our bank subsidiary. Banking regulations limit the amount of the dividends that may be paid without prior approval of the bank’s regulatory agency. Currently, no dividends can be paid by the bank to us without regulatory approval.

The minimum capital requirements to be considered well capitalized under prompt corrective action provisions and the actual capital ratios for us and the bank as of December 31, 2003 are as follows:

	Actual
	First Commerce Community Bankshares, Inc.	First Commerce Community Bank	Regulatory Requirements
Leverage capital ratio	19.76%	17.77%	5.00%
Risk-based capital ratios:
Core capital	19.71	17.73	6.00
Total capital	20.64	18.66	10.00

These ratios will decline as asset growth continues, but are expected to exceed the regulatory minimum requirements.

We believe that our liquidity and capital resources are adequate and will meet our foreseeable short and long-term needs. We anticipate that we will have sufficient funds available to meet current loan commitments and to fund or refinance, on a timely basis, our other material commitments and liabilities.

Management is not aware of any known trends, events or uncertainties other than those discussed above that will have or that are reasonably likely to have a material effect on our liquidity, capital resources or operations. Management is also not aware of any current recommendations by the regulatory authorities that, if they were implemented, would have such an effect.

Effects of Inflation

The impact of inflation on banks differs from its impact on non-financial institutions. Banks, as financial intermediaries, have assets that are primarily monetary in nature and that tend to fluctuate in concert with inflation. A bank can reduce the impact of inflation if it can manage its rate sensitivity gap. This gap represents the difference between rate sensitive assets and rate sensitive liabilities. We, through our asset-liability committee, attempt to structure the assets and liabilities and manage the rate sensitivity gap, thereby seeking to minimize the potential effects of inflation. For information on the management of our interest rate sensitive assets and liabilities, see “Asset/Liability Management.”

Results of Operations For The Year Ended December 31, 2003 and Period from March 26, 2002, Date of Inception, to December 31, 2002

The following is a summary of our operations for the periods indicated.

	Year Ended December 31, 2003	Period Ended December 31, 2002
	(Dollars in Thousands)
Interest income	$1,592	$—
Interest expense	378	7

Net interest income (expense)	1,214	(7)
Provision for loan losses	475	—
Other income	35	—
Other expenses	1,430	357

Pretax loss	(656)	(364)
Income taxes	—	—

Net loss	$(656)	$(364)

We commenced our banking operations on March 4, 2003. From March 26, 2002 to March 3, 2003 (the “organizational period”), we were engaged in activities involving the formation of the company, selling the common stock, and obtaining necessary regulatory approvals. We incurred organizational expenses totaling $539,000 during the organizational period ($364,000 in 2002 and $175,000 in 2003). We also incurred stock issue costs of $47,000, which have been recorded as a reduction of capital surplus. All organizational expenses were expensed as incurred in accordance with generally accepted accounting principles.

Our real estate purchases and cost of operations during the organizational period were funded by advances from two lines of credit from a commercial bank totaling $1,800,000. The total amount available on the lines of credit was $1,800,000. On February 3, 2003, the date the proceeds from our common stock offering were released from escrow, the two lines of credit were repaid. On that date, the operating line of credit had a balance of $800,000 and the real estate line had a balance of $1.0 million.

Organizational expenses were offset by interest earned on the proceeds from our initial common stock offering during the organization period. Total interest earned during this time period was $19,000.

Net Interest Income

Our results of operations are determined by our ability to manage interest income and expense effectively, to minimize loan and investment losses, to generate non-interest income, and to control operating expenses. Because interest rates are determined by market forces and economic conditions beyond our control, our ability to generate net interest income is dependent upon our ability to obtain an adequate net interest spread between the rate we pay on interest-bearing liabilities and the rate we earn on interest-earning assets.

The net yield on average interest-earning assets during the operational period from March 4, 2003 to December 31, 2003 was 4.48%. Average loans were $20.1 million, average securities were $2.0 million, and average federal funds sold were $4.6 million. Average interest-bearing liabilities were $17.0 million. During the operational period, the rate earned on average interest-earning assets was 5.90%, and the rate paid on average interest-bearing liabilities was 2.22%, resulting in a net interest spread of 3.68%.

Provision for Loan Losses and the Allowance for Loan Losses

The provision for loan losses was $475,000 in 2003. The amount provided was due primarily to the growth of the portfolio. In making our risk evaluation and establishing an allowance level that we believe is adequate to absorb probable losses in the portfolio, we consider various sources of information. Some of the more important sources include our ongoing review of the loan portfolio, which is undertaken both to ascertain whether there are probable losses, which must be charged off, and to assess the risk characteristics of the portfolio in the aggregate. This review takes into consideration the judgments of the responsible lending officers and senior management, and also those of bank regulatory agencies that review the loan portfolio as part of the regular bank examination process. Finally, we retain internal and external credit reviews to perform independent reviews of the risk management process, adequacy of loan documentation and the risk ratings and appropriateness of the level of Allowance for Loan Losses. Loans identified as having increased credit risk are classified in accordance with our loan policy and appropriate reserves are established for each loan classification category. Due to limited loan loss experience, reserves are established for the remaining unclassified portion of the loan portfolio based on a predetermined factor. As of December 31, 2003, we had no nonperforming loans or assets. The allowance for loan losses as a percentage of total loans was approximately 1.00%.

Other Income

Other operating income consists of service charges on deposit accounts and other miscellaneous revenues and fees. Other operating income was $36,000 for the year ended December 31, 2003.

Other Expense

The main components of other expenses are salaries and employee benefits, occupancy and equipment expenses, and other operating expenses. Total other expenses were approximately $1,430,000 in 2003 and $357,000 in 2002. The significant increase in 2003 over 2002 was due to commencing banking operations on March 4, 2003. We were in the organizational stage during 2002.

Total salaries and benefits increased $600,000 to $816,000 in 2003 from $216,000 in 2002. The increase in salaries and employee benefits during 2003 resulted primarily from the increase in the number of employees needed to commence banking operations. As of December 31, 2003, we had 14 full-time equivalent employees.

Occupancy and equipment expenses increased $103,000 during 2003 as compared to 2002. These increases were primarily due to depreciation on our equipment and building which increased $98,000 during 2003.

Other operating expenses increased $369,000 in 2003 to $472,000, compared to $103,000 in 2002. The increase in 2003 was due to higher professional services expenses, data processing fees, advertising and business development expenses associated with commencing operations and the general growth of the Company.

Professional expenses increased in 2003 to $121,000, as compared to $60,000 in 2002. Data processing expenses increased $103,000 in 2003 compared to 2002 due to the outsourcing of our daily processing activity. Advertising and business development increased $49,000 in 2003 compared to 2002, related to general advertising, promotion and business development expenses associated with our opening for business.

Income Tax

We had no income tax expense due to a pre-tax operating loss of $656,000. At December 31, 2003, we have available net operating loss carryforwards of approximately $537,000 for federal income tax purposes. If unused, the carryforwards will expire beginning 2023.

Asset/Liability Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing, and capital policies. Certain officers are charged with the responsibility for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix. Our management’s overall philosophy is to support asset growth primarily through growth of core deposits of all categories made by local individuals, partnerships, and corporations.

Our asset/liability mix is monitored on a regular basis with a report reflecting the interest rate-sensitive assets and interest rate-sensitive liabilities being prepared and presented to the board of directors on a periodic basis. The objective of this policy is to monitor interest rate-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on earnings. An asset or liability is considered to be interest rate-sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest rate-sensitivity gap is the difference between the interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest rate-sensitive assets exceeds the amount of interest rate-sensitive liabilities. A gap is considered negative when the amount of interest rate-sensitive liabilities exceeds the interest rate-sensitive assets. During a period of rising interest rates, a negative gap would tend to affect net interest income adversely, while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to affect net interest income adversely. If our assets and liabilities were equally flexible and moved concurrently, the impact of any increase or decrease in interest rates on net interest income would be minimal.

A simple interest rate “gap” analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, we also evaluate how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable rate mortgage loans, have features (generally referred to as “interest rate caps and floors”) that limit changes in interest rates. Prepayment and early withdrawal levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease during periods of rising interest rates.

Changes in interest rates also affect our liquidity position. We currently price deposits in response to market rates and it is management’s intention to continue this policy. If deposits are not priced in response to market rates, a loss of deposits could occur that would negatively affect our liquidity position.

At December 31, 2003, our cumulative one year interest rate-sensitivity gap ratio was 133%. Our targeted ratio is 80% to 120% in this time horizon. This indicates that our interest-earning assets will reprice during this period at a rate faster than our interest-bearing liabilities. We are not within our targeted parameters. However, as we continue to invest our excess liquidity, currently invested in Federal funds sold, loans and securities, we believe the gap ratio will become more in line with the targeted ratio, and net interest income should not be significantly affected by changes in interest rates. A gap ratio in our current range is not unusual for a de novo bank. It is our belief that as long as we pay the prevailing market rate on these type of deposits, our liquidity, while not assured, will not be negatively affected.

The following table sets forth the distribution of the repricing of our interest-earning assets and interest-bearing liabilities as of December 31, 2003, the interest rate-sensitivity gap, the cumulative interest rate-sensitivity gap, the interest rate-sensitivity gap ratio and the cumulative interest rate-sensitivity gap ratio. The table also sets forth the time periods in which interest-earning assets and interest-bearing liabilities will mature or may reprice in accordance with their contractual terms. However, the table does not necessarily indicate the impact of general interest rate movements on the net interest margin as the repricing of various categories of assets and liabilities is subject to competitive pressures and the needs of our customers. In addition, various assets and liabilities indicated as repricing within the same period may in fact, reprice at different times within this period and at different rates.

	Within Three Months	After Three Months but Within One Year	After One Year but Within Five Years	After Five Years	Total
	(Dollars in Thousands)
Interest-earning assets:
Federal funds sold	$5,093	$—	$—	$—	$5,093
Securities	—	—	4,730	—	4,730
Loans	37,734	4,683	4,737	95	47,249

	42,827	4,683	9,467	95	57,072

Interest-bearing liabilities:
Interest-bearing demand deposits	20,601	—	—	—	20,601
Savings deposits	552	—	—	—	552
Certificates of deposit, fixed rates	5,010	8,101	7,802	—	20,913
Certificates of deposit, variable rate	1,401	—	—		1,401

	27,564	8,101	7,802	—	43,467

Interest rate sensitivity gap	$15,263	$(3,418)	$1,665	$95	$13,605

Cumulative interest rate sensitivity gap	$15,263	$11,845	$13,510	$13,605

Interest rate sensitivity gap ratio	1.55	(.58)	1.21	—

Cumulative interest rate sensitivity gap ratio	1.55	1.33	1.31	1.31

SELECTED FINANCIAL INFORMATION AND STATISTICAL DATA

The tables and schedules on the following pages set forth certain significant financial information and statistical data with respect to the distribution of assets, liabilities and shareholders’ equity, the interest rates we experienced; our investment portfolio; our loan portfolio, including types of loans, maturities, and sensitivities of loans to changes in interest rates and information on nonperforming loans; summary of the loan loss experience and allowance for loan losses; types of deposits and the return on equity and assets.

DISTRIBUTION OF ASSETS, LIABILITIES, AND

SHAREHOLDERS’ EQUITY:

INTEREST RATES AND INTEREST DIFFERENTIALS

Average Balances

The condensed average balance sheet for the period indicated is presented below. (1)

From March 4, 2003, Date of Commencement of Operations, to December 31, 2003
(Dollars in Thousands)
ASSETS
Cash and due from banks	$490
Federal funds sold	4,551
Securities available for sale, at cost	2,020
Unrealized gains on securities available for sale	(11)
Loans (2)	20,102
Allowance for loan losses	(241)
Other assets	1,288

$28,199

Total interest-earning assets	$26,673

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Noninterest-bearing demand	$3,530
Interest-bearing demand and savings	9,770
Time	7,270

Total deposits	$20,570

Other liabilities	48

Total liabilities	20,618
Stockholders’ equity (3)	7,581

$28,199

Total interest-bearing liabilities	$17,040

(1)	Average balances were determined using the daily average balances during the period from March 4, 2003, date of commencement of operations, to December 31, 2003, for each category.
(2)	There were no nonaccrual loans included in average loans.
(3)	Average unrealized losses on securities available for sale of $11,000 were included in stockholders’ equity.

Interest Income and Interest Expense

The following tables set forth the amount of our interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for total interest-earning assets and total interest-bearing liabilities, net interest spread and net yield on average interest-earning assets.

	Year Ended December 31, 2003
	Interest	Average Yields (2)
	(Dollars in Thousands)
INTEREST INCOME:
Interest and fees on loans (1)	$1,489	7.40%
Interest on taxable securities	35	1.73
Interest on Federal funds sold	49	1.08
Interest earned during the period prior to commencement of banking operations	19	—

Total interest income	$1,592	5.90

INTEREST EXPENSE:
Interest on interest-bearing demand deposits and savings	$210	2.18
Interest on time deposits	166	2.24
Interest incurred during the period prior to commencement of banking operations	2	—

Total interest expense	378	2.22

NET INTEREST INCOME	$1,213

Net interest spread		3.68%

Net yield on average interest-earning assets		4.48%

(1)	Interest and fees on loans includes $358,000 of loan fee income for the year ended December 31, 2003. There was no interest income recognized on nonaccrual loans during 2003.
(2)	Average yields were annualized for the period from March 4, 2003, date of commencement of operations, to December 31, 2003, for each category.

Rate and Volume Analysis

Because we commenced our banking operations in 2003, the change in net interest income from banking operations is all due to volume. Therefore, a rate and volume analysis table is not presented.

INVESTMENT PORTFOLIO

Types of Investments

The carrying amounts of securities at the dates indicated, which are all classified as available-for-sale, are summarized as follows:

December 31, 2003
(Dollars in Thousands)
Debt securities:
Mortgage backed securities	$4,730

Maturities

The following table presents the maturities of investment securities at carrying value and the weighted average yields for each range of maturities presented (amounts are presented in thousands).

	Mortgage Backed Securities	Weighted Average Yields
Maturities at December 31, 2003
After 1 through 5 years	$4,302	3.87%
After 5 through 10 years	428	3.50%

Totals	$4,730	3.83%

LOAN PORTFOLIO

Types of Loans

The amount of loans outstanding at the indicated dates are shown in the following table according to the type of loan.

December 31, 2003
(Dollars in Thousands)
Commercial	$3,104
Real estate-construction	11,498
Real estate-mortgage	30,965
Consumer instalment loans and other	1,748

47,315
Less deferred loan fees	(66)
Less allowance for loan losses	(475)

Net loans	$46,774

Maturities and Sensitivities of Loans to Changes in Interest Rates

Total loans as of December 31, 2003 are shown in the following table according to contractual maturity classifications one year or less, after one year through five years, and after five years.

(Dollars in Thousands)
Commercial
One year or less	$918
After one year through five years	2,131
After five years	55

3,104

Construction
One year or less	6,924
After one year through five years	4,574
After five years	—

11,498

Other
One year or less	12,820
After one year through five years	19,244
After five years	649

32,713

$47,315

The following table summarizes loans at December 31, 2003 with the due dates after one year that have predetermined and floating or adjustable interest rates.

(Dollars in Thousands)
Predetermined interest rates	$21,828
Floating or adjustable interest rates	4,825

$26,653

Risk Elements

Information with respect to nonaccrual, past due, and restructured loans is as follows:

December 31, 2003
(Dollars in Thousands)
Nonaccrual loans	$0
Loans contractually past due ninety days or more as to interest or principal payments and still accruing	0
Restructured loans	0
Loans, now current about which there are serious doubts as to the ability of the borrower to comply with loan repayment terms	0
Interest income that would have been recorded on nonaccrual and restructured loans under original terms	0
Interest income that was recorded on nonaccrual and restructured loans	0

It is our policy to discontinue the accrual of interest income when, in the opinion of management, collection of interest becomes doubtful. The collection of interest becomes doubtful when there is a significant deterioration in the financial condition of the borrower and full repayment of principal and interest is not expected unless the loan is both well-secured and in the process of collection.

Loans classified for regulatory purposes as loss, doubtful, substandard, or special mention that have not been included in the table above do not represent or result from trends or uncertainties that management reasonably expects will materially impact future operating results, liquidity, or capital resources. These classified loans do not represent material credits about which we are aware of any information that causes us to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table summarizes average loan balance for the year determined using the daily average balances during the period of banking operations; changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off; additions to the allowance which have been charged to operating expense; and the ratio of net charge-offs during the period to average loans.

December 31, 2003
(Dollars in Thousands)
Average amount of loans outstanding (since March 4, 2003)	$20,102

Balance of allowance for loan losses at beginning of period	$—

Loans charged off	—

Loans recovered	—

Net charge-offs	—

Additions to the allowance charged to operating expense during period	475

Balance of allowance for loan losses at end of period	$475

Ratio of net loans charged off during the period to average loans outstanding	—%

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that is deemed appropriate by management to adequately cover all known and inherent risks in the loan portfolio. Our evaluation of the loan portfolio includes a periodic review of loan loss experience, current economic conditions that may affect the borrower’s ability to pay and the underlying collateral value of the loans.

As of December 31, 2003, we had made no allocations of our allowance for loan losses to specific categories of loans. Based on our best estimate, the allocation of the allowance for loan losses to types of loans, as of the indicated dates, is as follows:

	December 31, 2003
	Amount	Percent of loans in each category to total loans
	(Dollars in Thousands)
Commercial	$31	6.56%
Real estate - construction	115	24.30
Real estate - mortgage	311	65.44
Consumer installment and other	18	3.70

	$475	100.00%

DEPOSITS

Average amount of deposits and average rates paid thereon, classified as to noninterest-bearing demand deposits, interest-bearing demand and savings deposits, and time deposits, for the period of operations is presented below.(1)

	December 31, 2003
	Amount	Percent
	(Dollars in Thousands)
Noninterest-bearing demand deposits	$3,530	—%
Interest-bearing demand and savings deposits	9,770	2.18
Time deposits	7,270	2.24

Total deposits	$20,570

(1)	Average balances were determined using the daily average balances during the year for the period from March 4, 2003, date of commencement of operations, to December 31, 2003.

The amounts of time certificates of deposit issued in amounts of $100,000 or more as of December 31, 2003 are shown below by category, which is based on time remaining until maturity of (1) three months or less, (2) over three through six months, (3) over six through twelve months, and (4) over twelve months.

(Dollars in Thousands)
Three months or less	$2,861
Over three months through six months	2,157
Over six months through twelve months	6,366
Over twelve months	4,959

Total	$16,343

RETURN ON ASSETS AND STOCKHOLDERS’ EQUITY

The following rate of return information for the year indicated is presented below.

2003
Return on assets (1)	(2.32)%
Return on equity (2)	(8.65)%
Dividend payout ratio (3)	—
Equity to assets ratio (4)	26.89%

(1)	Net loss divided by average total assets.
(2)	Net loss divided by average equity.
(3)	Dividends declared per share of common stock divided by net loss per share.
(4)	Average equity divided by average total assets.

Item 7.	Financial Statements

The consolidated financial statements of the Company, including notes thereto, and the report of independent certified public accountants are included in this Report beginning at page F-1 and are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 8A.	Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Each person listed below, other than Kenneth M. Guy and Paul T. Price, Sr., who joined the board in 2003, has been a director of First Commerce Community Bankshares since July 23, 2002. Directors of First Commerce Community Bankshares serve staggered terms, which means that one-third of the directors are elected each year at our annual meeting of shareholders. The initial term of the Class I directors expired in 2003, the initial term of the Class II directors expires in 2004 and the initial term of the Class III directors expires in 2005. Thereafter, each director will serve for a term of three years. Our officers are appointed by the Board of Directors and hold office at the will of the Board of Directors.

Class I Directors

Carl E. Carr, Jr., age 67, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Carr is the founder and president of Carr Construction Company, Inc., a grading and pipeline construction company based in Douglasville, Georgia. Mr. Carr has operated Carr Construction Company since 1983.

James E. Daniell, age 72, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Daniell also serves as Chairman of the Board of Directors. Since 1970, Mr. Daniell has owned and operated Daniell Nursery, Inc., a wholesale nursery business located in Douglasville, Georgia. From 1988 to 2001, Mr. Daniell served as a director of Citizens & Merchants State Bank in Douglasville, Georgia.

Jack F. Gamel, age 55, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Gamel is the founder, owner and president of Jack Gamel CPA, P.C., a public accounting practice based in Douglasville, Georgia. Mr. Gamel has operated his accounting practice in Douglasville since 1974. Mr. Gamel is a member of the Douglas County Chamber of Commerce and is serving as chairman of the Douglas County Development Authority. Mr. Gamel is a charter member and past president of the Douglas County Rotary Club and also served as past president of the Douglas County Jaycees, treasurer of the United States Jaycees Foundation and Vice Chairman of the United States Jaycees Trust. Mr. Gamel also is a member of the Georgia Society of Certified Public Accountants and the American Institute of Certified Public Accountants.

Kenneth M. Guy, age 56, has served as a director of First Commerce Community Bankshares since February 17, 2004. Mr. Guy, now retired, has been involved in banking since joining the Department of Banking and Finance for the State of Georgia in 1971. He left his position as Senior Bank Examiner in 1977 to join Citizens Bank in Douglasville, Ga. which was later purchased by SunTrust Bank. Mr. Guy worked from 1996 to 1999 with Douglas Federal Bank as a commercial lender, later returning to SunTrust Bank before retiring in 2000. Mr. Guy has been active in the Douglas County Chamber of Commerce, Douglas County Habitat for Humanity, and the Rotary Club of Douglas County.

Larry W. Jackson, age 56, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1970, Mr. Jackson has served as president of Jackson Paving Company, a paving company based in Douglasville, Georgia.

Class II Directors

Richard W. Kinsey, MD, age 53, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1983, Dr. Kinsey has been a partner in West Atlanta Oral & Maxillofacial Surgery, an oral surgery practice based in Douglasville, Georgia. Dr. Kinsey has dental licenses from the Georgia Board of Dentistry and the Alabama Board of Dentistry.

William C. Lumpkin, Jr., age 52, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Lumpkin also serves as president and chief executive officer of First Commerce Community Bankshares, and is the proposed president and chief executive officer of First Commerce Community Bank. From 1991 until March 2002, Mr. Lumpkin served as Senior Vice President and Senior Credit Officer of Citizens & Merchants Bank in Douglasville. From 2000 until March 2002, Mr. Lumpkin also served as a director of Citizens & Merchants Bank. Mr. Lumpkin also served as interim president of Citizens & Merchants Bank from May 2000 through August 2000, and served as senior credit officer of the loan committee for approximately ten years. From 1976 through 1991, Mr. Lumpkin held various positions with SunTrust Bank of Douglas County, including branch manager, commercial and consumer lender. Mr. Lumpkin is a member of the Douglas County Development Authority, and has previously served as chairman of the Personnel Review Board of the City of Douglasville, treasurer and board member and vice president of economic development of the Douglas County Chamber of Commerce and president, treasurer and board member of the Douglas County Kiwanis Club.

J. David McDade, age 47, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. McDade has been a prosecutor in Douglas County for the last 20 years, and presently serves as District Attorney for Douglas County. Mr. McDade has been a member of the Prosecuting Attorneys’ Council of Georgia, the Legislative Prosecuting Attorneys’ Council, Training Committee Prosecuting Attorneys’ Council, Child Abuse Protocol Committee, Child Fatality Review Committee chairman, and Law Enforcement Advisory Panel for Georgia’s Seventh Congressional District.

Phil D. Miller, age 51, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Miller currently serves as the Sheriff of Douglas County. Mr. Miller has worked in law enforcement in Douglas County for the last 29 years. Mr. Miller is the member of the Douglas County Chamber of Commerce, the Chapel Hill Golden K Kiwanis Club, Fairplay Middle School Advisor Council, FBI National Academy Associates and the Georgia State Intelligence Network. Mr. Miller is a member of the Georgia and National Sheriff’s Association and serves on the legislative committee for the Georgia Sheriff’s Association. From 2001 to March 2002, Mr. Miller was an advisory board member for United Community Bank West Georgia’s branch office in Douglasville.

Paul T. Price, Jr., age 79, has served as a director of First Commerce Community Bankshares since May 20, 2003. Mr. Price, now retired, was part owner of Price Brother’s Well Drilling Company and served as a founder and director of Citizens & Merchants State Bank in Douglasville, Ga. from 1986 to 2001. Mr. Price is a long-time resident of Douglas County.

Class III Directors

Tom D. Richey, age 57, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Mr. Richey also serves as chief financial officer of First Commerce Community Bankshares and is the proposed chief financial officer of First Commerce Community Bank. Mr. Richey began his banking career as a systems analyst at the Federal Reserve Bank of Miami from 1971 through 1975. From 1975 through 1988, Mr. Richey served in a number of positions with SunTrust Bank in Douglasville, including senior vice president and cashier. From 1988 through 2001, Mr. Richey served in a number of positions with Citizens & Merchants State Bank in Douglasville, including senior vice president and chief financial officer. From January 14, 2002 through June 14, 2002, Mr. Richey served as senior vice president and chief financial officer of Georgian Bank. Mr. Richey has previously served as president and has been a member of the Douglas County Rotary Club for 22 years.

Jimmy R. Smith, age 57, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1989, Mr. Smith has been the owner and president of Best Bonding, Inc., a bail bond business located in Douglasville, Georgia.

Joel R. Tidwell, DDS, age 48, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1981, Dr. Tidwell has owned and operated Joel R. Tidwell DDS, PC, a dental practice based in Douglasville, Georgia. Dr. Tidwell also owns a part of Tidwell Farm, Inc., a family business of real estate holdings throughout Georgia.

Frank C. Winn, age 50, has served as a director of First Commerce Community Bankshares since July 23, 2002 and also serves as a director of First Commerce Community Bank. Since 1991, Mr. Winn has operated a law practice in Douglasville, Georgia. Mr. Winn has previously served as District Attorney for Douglas County.

Committees of the Boards of Directors

The business and affairs of the Company are under the direction of the Company’s Board of Directors. During 2003. During 2003, the Board of Directors had an Audit Compliance and CRA Committee and a Human Resources Committee.

Audit, Compliance and CRA Committee. Our Audit, Compliance and CRA Committee recommends to the board of directors the independent public accountants to be selected to audit our annual financial statements and approves any special assignments given to the independent public accountants. The committee also reviews the planned scope of the annual audit, any changes in accounting principles and the effectiveness and efficiency of our internal accounting staff. Additionally, the committee provides oversight to our compliance staff for adherence with regulatory rules and regulations, including the Community Reinvestment Act. The committee also establishes appropriate levels of directors and officers insurance and blanket bond insurance. During 2003, the members of the committee included James E. Daniell, Paul T. Price, Sr., Joel R. Tidwell and Frank C. Winn.

In 2004 the audit committee will consist of Jack F. Gamel, Paul T. Price, Sr., Joel R. Tidwell, and Frank C. Winn. Although none of the Audit and Compliance Committee members meets the criteria specified under applicable Securities and Exchange Commission (“SEC”) regulations for an “audit committee financial expert,” the Board believes that each has the financial knowledge, business experience and independent judgment necessary for service on the Audit Compliance and CRA Committee.

Human Resources Committee. Our Human Resources Committee establishes compensation levels for our officers, reviews management organization and development, reviews significant employee benefit programs and establishes and administers executive compensation programs, including our stock option plan described in this Report. In addition, the committee approves the hiring of all executive officers. The members of the committee include James E. Daniell, Jack F. Gamel, Larry W. Jackson and William C. Lumpkin, Jr

Additional Executive Officers of the Company

William E. Harrison, Jr., age 54, has served as Senior Vice President and Senior Lender of First Commerce Community Bank and First Commerce Community Bankshares since January 20, 2003. From November 2001 through January 2003, Mr. Harrison served as Vice President and Senior Commercial Lender of Citizens & Merchants State Bank in Douglas County. From January 1999 through November 2001, Mr. Harrison served as Vice President - Commercial Lending of Regions Bank in Paulding County. From June 1997 through January 1999, Mr. Harrison served as Vice President - Commercial Lending of West Georgia National Bank, in Villa Rica, Georgia. Mr. Harrison has approximately 33 years of banking experience.

Code of Ethics

On November 26, 2002 a code of conduct and conflict of interest policy was adopted by the Board of Directors. You may obtain a copy of this policy upon written request to the following address: 9464 Highway Number 5, Douglasville, Georgia. 30135.

Item 10. Executive Compensation

The following table sets forth a summary of compensation paid to or accrued on behalf of the president and chief executive officer of New Horizons Bankshares for services rendered during the 2003 fiscal year. No other executive officer had an annual salary and bonus that exceeded $100,000 in 2003.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Year		Salary ($)	Bonus ($)	Other Annual Compensation ($)
William C. Lumpkin, Jr., President and Chief Executive Officer	2003 2002	(1) (3)	168,511 123,750	-0- -0-	19,141 14,910	(2) (4)

(1)	Represents salary from January 1, 2003 through December 31, 2003.
(2)	Includes an auto allowance of $12,600, health and life insurance benefits of $4,226, and country club fees of $2,315.
(3)	Represents salary from March 26, 2002 through December 31, 2002.
(4)	Includes an auto allowance of $10,359, health and life insurance benefits of $2,741, and country club fees of $1,810.

Employment Agreement

William C. Lumpkin, Jr. Effective July 30, 2002, we entered into an employment agreement with William C. Lumpkin, Jr. regarding Mr. Lumpkin’s employment as president and chief executive officer of First Commerce Community Bank and First Commerce Community Bankshares. Under the terms of the agreement, Mr. Lumpkin receives a base salary of $165,000 per year, subject to annual increases in an amount our board of directors shall determine appropriate. The agreement provides that during the second and third year of our banking operations, Mr. Lumpkin will be entitled to receive cash bonuses of $25,000 and $50,000, respectively, based upon our achieving certain levels of financial performance. The agreement also granted to Mr. Lumpkin an incentive stock option to purchase up to 20,000 shares of our common stock, at $10.00 per share, with the option vesting over the three year period following the opening of First Commerce Community Bank. In addition, Mr. Lumpkin also will receive an option to purchase 17,500 shares of our common stock at $10.00 per share, with the option vesting over the three year period following First Commerce Community Bank’s attaining cumulative profitability. Mr. Lumpkin is provided with an automobile allowance of $1,050 per month, certain health insurance benefits at a cost to us of approximately $227 per month and was provided with initiation fees and monthly dues for social clubs and civic clubs as may be approved by our board of directors. In addition, Mr. Lumpkin is provided a $1,000,000 life insurance policy with an annual policy cost of $1,495.

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

Stock Option Plan

General. We have adopted a stock option plan that provides us with the flexibility to grant the stock incentives to our key employees, officers, directors, consultants and advisers for the purpose of giving them a proprietary interest in, and to encourage them to remain in the employ or service of, First Commerce Community Bankshares and First Commerce Community Bank. Our board of directors has reserved up to 100,000 shares of our common stock for issuance through options that may be granted under the stock option plan. The number of shares reserved for issuance may change in the event of a stock split, recapitalization or similar event as described in the plan.

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

Special rules apply to a participant who exercises a non-qualified option by paying the exercise price, in whole or in part, by selling back to us shares of our common stock already held by the participant and to a participant who is subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934.

Option Grants in 2003

The following table sets forth certain information regarding stock options during the 2003 fiscal year to the person named in the Summary Compensation Table.

Option Grants In 2003

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
	Number of Securities Underlying Options Granted	% Of Total Options Granted To Employees in 2001	Exercise or Base Price ($/Share)	Expiration Date
Name					5% ($)	10% ($)
William C.	20,000	71.0	10.00	3/04/2013	125,800	318,800
Lumpkin, Jr.	3,500	12.4	10.00	12/15/2013	22,015	55,790

(1)	Amounts reported in these columns represent amounts that may be realized upon exercise of options immediately prior to the expiration of their term assuming the specified compounded rates of appreciation (5% and 10%) on the Company’s common stock over the term of the options. These numbers are calculated based on rules promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth. Actual gains, if any, on stock option exercises and the Company’s common stock holdings will be dependent on the timing of such exercise and the future performance of the Company’s common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts reflected would be received by the option holder.

Option Exercise and Fiscal Year-End Option Value Table

The following table sets forth certain information regarding the exercise of stock options during the 2003 fiscal year by the person named in the Summary Compensation Table and the value of options held by such person at the end of such fiscal year.

Aggregated Option Exercises in Last Fiscal Year

and Fiscal Year-end Option Values

Name	Number of Securities Underlying Unexercised Options at FY-End (#) Exercisable/Unexercisable	Value of Unexercised In-the-Money Options at FY-End ($) Exercisable/Unexercisable(1)
William C. Lumpkin, Jr.	0/23,500	0/0

(1)	Dollar values calculated by determining the difference between the estimated fair market value of the Company’s common stock at December 31, 2003 ($10.00) and the exercise price of such options. Because no organized trading market exists for the Company’s common stock, the fair market value was computed by reference to recent sales of the Company’s common stock known to the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the shares of the Company’s common stock owned as of March 15, 2004, (i) by each person who beneficially owned more than 5% of the shares of the Company’s common stock, (ii) by each of the Company’s directors and the Company’s executive officers named in the summary compensation table above, and (iii) by all of the Company’s directors and executive officers as a group.

Beneficial Owner	Shares of Common Stock Beneficially Owned(1)	Percent of Outstanding Shares
Directors and Executive Officers of the Company

Carl E. Carr, Jr. 8999 Gurley Road Douglasville, Georgia 30314	66,667	5.9

James E. Daniell 8796 Highway 166 Winston, Georgia 30187	26,667	2.4

Jack F. Gamel 8218 Duralee Lane Douglasville, Georgia 30134	40,000	3.6

Kenneth M. Guy 9195 Brixton Ct. Douglasville, Georgia 30135	500	*

Larry W. Jackson 8780 Country Club Drive Douglasville, Georgia 30134	183,333	16.0

Richard W. Kinsey 4494 Stradford Drive Douglasville, Georgia 30314	40,000	3.6

William C. Lumpkin, Jr. 6372 Allison Court Douglasville, Georgia 30134	80,000	7.1

J. David McDade 4250 Yancey Road Douglasville, Georgia 30135	30,000	2.7

Phil D. Miller 4240 Yancey Road Douglasville, Georgia 30135	13,333	1.2

Paul T. Price, Jr. 8658 Hwy. #166 Winston, Georgia 30187	500	*

Tom D. Richey 9588 Leatherwood Lane Douglasville, Georgia 30135	6,667	*

Jimmy R. Smith 6715 Church Street Douglasville, Georgia 30134	73,333	6.5

Joel R. Tidwell 1415 N. Flat Rock Road Douglasville, Georgia 30134	26,667	2.4

Frank C. Winn 8925 Orchard Drive Douglasville, Georgia 30134	21,333	1.9

All directors and executive officers as a group (14 Persons)	609,000	48.7

*	Less than 1%
(1)	Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Information with respect to beneficial ownership is based upon information furnished by each owner.
(2)	Includes 16,667 shares that may be acquired pursuant to the exercise of warrants that are exercisable with 60 days after March 15, 2004.
(3)	Includes 6,667 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(4)	Includes 10,000 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(5)	Includes 33,333 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(6)	Includes 10,000 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(7)	Includes 20,000 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(8)	Includes 7,500 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(9)	Includes 3,333 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(10)	Includes 1,667 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(11)	Includes 18,333 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(12)	Includes 6,667 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.
(13)	Includes 5,333 shares that may be acquired pursuant to the exercise of warrants that are exercisable within 60 days after March 15, 2004.

Equity Compensation Plan Information

The following table gives information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all existing equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in 1st column)
Equity compensation plans approved by security holders(1)	28,150	$10.00	71,850
Equity compensation plans not approved by security holders	—	$—	—

Total	28.150	10.00	71,850

(1)	Includes securities available for future issuance under the First Commerce Community Bankshares, Inc. 2002 Stock Option Plan.

Item 12. Certain Relationships and Related Transactions

We enter into banking and other business transactions in the ordinary course of business with our organizers, directors and officers, including members of their families or corporations, partnerships or other organizations in which these organizers, directors and officers have a controlling interest. When transactions between First Commerce Community Bankshares or First Commerce Community Bank and any of our organizers, directors or officers occur, the transaction:

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

Exhibit Number	Description

3.1	Articles of Incorporation of First Commerce Community Bankshares, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

3.2	Bylaws of First Commerce Community Bankshares, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws defining rights of holders of the Common Stock

4.3	Form of Organizer Warrant Agreement (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.1	Contract of Sale, among BAMA’s LLC, as Seller, First DB, LLC (our organizers), as Purchaser, and Hartley, Rowe & Fowler, P.C., as Escrow Agent (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.2	Lease Agreement for Temporary Office Facility located at 5833 Stewart Parkway, Suite 102, Douglasville, Georgia (incorporated by reference to Exhibit 10.2 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.3	Employment Agreement, dated July 30, 2002, as amended December 10, 2002, by and among First Commerce Community Bank (Proposed), First Commerce Community Bankshares, Inc. and William C. Lumpkin, Jr.*

10.4	Organizing Line of Credit, dated April 19, 2002, by and among First DB, LLC, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.4 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.5	First Commerce Community Bankshares, Inc. 2002 Stock Option Plan (incorporated by reference to Exhibit 10.5 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).*

10.6	Form of First Commerce Community Bankshares, Inc. Incentive Stock Option (incorporated by reference to Exhibit 10.6 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).*

10.7	Form of First Commerce Community Bankshares, Inc. Non-Qualified Stock Option (incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).*

10.8	Form of Escrow Agreement, by and between First Commerce Community Bankshares, Inc. and The Bankers Bank (incorporated by reference to Appendix A of the prospectus filed under Rule 424(b)(3), dated October 31, 2002).

10.9	Form of Organizer Warrant Agreement (contained in Exhibit 4.3)

10.10	Loan Agreement, dated April 19, 2002, by and among First DB, LLC, as Borrower, Nexity Bank, as Lender, and the Organizers, as Guarantors (incorporated by reference to Exhibit 10.10 of the Company’s Registration Statement on Form SB-2 (File No. 333-97681)).

10.11	Purchase and Sale Agreement, dated February 19, 2003, by and between First Commerce Community Bank (In Organization) and First United Methodist Church.

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).

23.1	Consent of Mauldin & Jenkins, LLC

24.1	Power of Attorney (contained on the signature page of this Report).

31.1	Rule 15d-14(a) Certification of CEO

31.2	Rule 15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

*	Compensation Plan or Arrangement required to be listed as an exhibit to Form 10-KSB.

(b) Reports on Form 8-K.

None.

14. Principal Accountant Fees and Services

During the period covering the fiscal years ended December 31, 2003 and 2002, Mauldin & Jenkins, LLC, performed the following professional services:

	2003	2002
Audit Fees	$20,555	$5,500
Audit-Related Fees	$654	$0
Tax Fees	$3,300	$500
All Other Fees	$10,000	$0

Audit fees consist of the audit of the year end financial statements, the review of financial statements included in the Company’s quarterly filings on Form 10-QSB, and services provided in connection with the review of the Company’s annual report on Form 10-KSB.

Audit-related fees consist of reviewing financial accounting issues associated with benefit plans.

Tax fees consist of federal, state and local tax return preparation services.

All Other Fees related to agreed upon procedures.

The Audit Committee specifically approves all non-audit services provided by Mauldin & Jenkins, LLC.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2003

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

First Commerce Community Bankshares, Inc.

Douglasville, Georgia

We have audited the accompanying consolidated balance sheets of First Commerce Community Bankshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2003 and for the period from March 26, 2002, date of inception, to December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Commerce Community Bankshares, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003 and for the period from March 26, 2002, date of inception, to December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mauldin & Jenkins, LLC

Atlanta, Georgia

February 25, 2004

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2003 AND 2002

	2003	2002
Assets
Cash and due from banks	$381,517	$3,726
Restricted cash	—	5,881,770
Federal funds sold	5,093,000	—
Securities available for sale, at fair value	4,730,450	—

Loans	47,248,588	—
Less allowance for loan losses	475,000	—

Loans, net	46,773,588	—

Premises and equipment	1,294,083	1,214,313
Other assets	363,835	53,349

Total assets	$58,636,473	$7,153,158

Liabilities and Stockholders’ Equity (Deficit)
Liabilities:
Deposits:
Noninterest-bearing	$5,069,927	$—
Interest-bearing	43,466,977	—

Total deposits	48,536,904	—
Subscriber’s deposits	—	5,881,770
Other borrowings	—	1,624,924
Other liabilities	60,839	10,488

Total liabilities	48,597,743	7,517,182

Commitments and contingencies

Stockholders’ equity (deficit)
Preferred stock, no par value, 10,000,000 shares authorized; no shares issued and outstanding
Common stock, $1 par value, 100,000,000 shares authorized; 1,112,163 and 10 shares issued and outstanding	1,112,163	10
Capital surplus	9,962,224	90
Accumulated deficit	(1,019,820)	(364,124)
Accumulated other comprehensive loss	(15,837)	—

Total stockholders’ equity (deficit)	10,038,730	(364,024)

Total liabilities and stockholders’ equity (deficit)	$58,636,473	$7,153,158

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2003

AND PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,

TO DECEMBER 31, 2002

	2003	2002
Interest income:
Loans, including fees	$1,488,917	$—
Taxable securities	35,327	—
Federal funds sold	67,554	—

Total interest income	1,591,798	—

Interest expense:
Deposits	376,124	—
Other borrowings	2,274	6,779

Total interest expense	378,398	6,779

Net interest income (expense)	1,213,400	(6,779)
Provision for loan losses	475,000	—

Net interest income (expense) after provision for loan losses	738,400	(6,779)

Other income:
Service charges on deposit accounts	13,325	—
Other operating income	22,462	—

Total other income	35,787	—

Other expenses:
Salaries and employee benefits	815,940	215,650
Equipment and occupancy expenses	141,701	38,582
Other operating expenses	472,242	103,113

Total other expenses	1,429,883	357,345

Loss before income taxes	(655,696)	(364,124)
Income taxes	—	—

Net loss	$(655,696)	$(364,124)

Basic and diluted losses per share	$(0.59)	$(0.33)

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

YEAR ENDED DECEMBER 31, 2003

AND PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,

TO DECEMBER 31, 2002

	2003	2002
Net loss	$(655,696)	$(364,124)

Other comprehensive loss:

Unrealized holding losses on securities available for sale arising during period	(15,837)	—

Comprehensive loss	$(671,533)	$(364,124)

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

YEAR ENDED DECEMBER 31, 2003

AND PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,

TO DECEMBER 31, 2002

	Common Stock		Capital Surplus	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity (Deficit)
	Shares	Par Value
Balance, March 26, 2002,	—	$—	$—	$—	$—	$—
(Date of Inception)
Sale of common stock	10	10	90	—	—	100
Net loss	—	—	—	(364,124)	—	(364,124)

Balance, December 31, 2002	10	10	90	(364,124)	—	(364,024)
Net loss	—	—	—	(655,696)	—	(655,696)
Sale of common stock	1,112,153	1,112,153	10,009,377	—	—	11,121,530
Stock issue costs	—	—	(47,243)	—	—	(47,243)
Other comprehensive loss	—	—	—	—	(15,837)	(15,837)

Balance, December 31, 2003	1,112,163	$1,112,163	$9,962,224	$(1,019,820)	$(15,837)	$10,038,730

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED DECEMBER 31, 2003

AND PERIOD FROM MARCH 26, 2002, DATE OF INCEPTION,

TO DECEMBER 31, 2002

	2003	2002
OPERATING ACTIVITIES
Net loss	$(655,696)	$(364,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and software amortization	105,265	6,987
Provision for loan losses	475,000	—
Increase in interest receivable	(194,827)	—
Increase in interest payable	40,710	3,525
Net other operating activities	(38,006)	6,963

Net cash used in operating activities	(267,554)	(346,649)

INVESTING ACTIVITIES
Purchases of securities available for sale	(5,537,851)	—
Proceeds from maturities of securities available for sale	791,564	—
Net increase in federal funds sold	(5,093,000)	—
Net increase in loans	(47,248,588)	—
Purchase of premises, equipment and software	(300,290)	(1,227,406)

Net cash used in investing activities	(57,388,165)	(1,227,406)

FINANCING ACTIVITIES
Net increase in deposits	48,536,904	—
Proceeds from sale of common stock	11,121,530	100
Stock issue costs	—	(47,243)
Proceeds from other borrowings	175,000	1,624,924
Repayment of other borrowings	(1,799,924)	—

Net cash provided by financing activities	58,033,510	1,577,781

Net increase in cash and due from banks	377,791	3,726

Cash and due from banks at beginning of year	3,726	—

Cash and due from banks at end of year	$381,517	$3,726

SUPPLEMENTAL DISCLOSURE
Cash paid during the year for:
Interest	$337,688	$3,254

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

First Commerce Community Bankshares, Inc. (the “Company”) is a bank holding company whose business is conducted by its wholly-owned subsidiary, First Commerce Community Bank (the “Bank”). The Bank is a commercial bank located in Douglasville, Douglas County, Georgia. The Bank provides a full range of banking services in its primary market area of Douglas County and the surrounding counties. The Bank commenced its banking operations on March 4, 2003. Prior to the commencement of banking operations, the Company’s activities consisted of organization activities and the sale of stock.

Basis of Presentation and Accounting Estimates

The consolidated financial statements include the accounts of the Company and its subsidiary. Significant intercompany transactions and balances have been eliminated in consolidation.

In preparing the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet date and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, deferred income taxes, and contingent assets and liabilities. The determination of the adequacy of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

Cash, Due From Banks and Cash Flows

For purposes of reporting cash flows, cash and due from banks includes cash on hand, cash items in process of collection and amounts due from banks. Cash flows from loans, federal funds sold and deposits are reported net.

The Bank maintains amounts due from banks which, at times, may exceed federally insured limits. The Bank has not experienced any losses in such accounts.

Restricted Cash

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Securities

All debt securities are classified as available for sale and recorded at fair value with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive loss.

The amortization of premiums and accretion of discounts are recognized in interest income using methods approximating the interest method over the life of the securities. Realized gains and losses, determined on the basis of the cost of specific securities sold are included in earnings on the settlement date. Declines in the fair value of securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.

Loans

Loans are reported at their outstanding principal balances less deferred loan fees and the allowance for loan losses. Interest income is accrued on the outstanding principal balance. Nonrefundable loan fees, net of direct loan origination costs, are deferred with the net amount recognized into interest income over the life of the loans using a method which approximates a level yield.

The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they become due, unless the loan is well-secured. All interest accrued but not collected for loans that are placed on nonaccrual or charged off is reversed against interest income, unless management believes that the accrued interest is recoverable through the liquidation of collateral. Interest income on nonaccrual loans is recognized on the cost-recovery method, until the loans are returned to accrual status. Loans are returned to accrual status when all the principal and interest amounts are brought current and future payments are reasonably assured.

A loan is considered impaired when it is probable, based on current information and events, the Company will be unable to collect all principal and interest payments due in accordance with the contractual terms of the loan agreement. Impaired loans are measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses. Interest on accruing impaired loans is recognized as long as such loans do not meet the criteria for nonaccrual status.

Allowance for Loan Losses

The allowance for loan losses is established through a provision for loan losses charged to expense. Loan losses are charged against the allowance when management believes the collectibility of the principal is unlikely. Subsequent recoveries, if any, are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Allowance for Loan Losses (Continued)

The allowance is an amount that management believes will be adequate to absorb estimated losses relating to specifically identified loans, as well as probable credit losses inherent in the balance of the loan portfolio, based on an evaluation of the collectibility of existing loans and prior loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, concentrations and current economic conditions that may affect the borrower’s ability to pay. This evaluation does not include the effects of expected losses on specific loans or groups of loans that are related to future events or expected changes in economic conditions. While management uses the best information available to make its evaluation, future adjustments to the allowance may be necessary if there are any significant changes in economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses, and may require the Company to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

The allowance consists of specific, general and unallocated components. The specific component relates to loans that are classified as either doubtful, substandard or special mention. For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value of that loan. The general component covers non-classified loans and is based on historical experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Premises and Equipment

Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets.

Income Taxes

Deferred income tax assets and liabilities are determined using the balance sheet method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various balance sheet assets and liabilities and gives current recognition to changes in tax rates and laws. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur in the near term.

Losses Per Share

Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding. The weighted average number of shares outstanding for the year ended December 31, 2003 was equal to the number of shares sold in the Company’s initial stock offering, or 1,112,163. Losses per share for the year ended December 31, 2002 are also based upon the number of shares sold in the Company’s initial stock offering. There were no dilutive potential common shares at December 31, 2003 and 2002. Potential common shares consist of stock warrants and stock options.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

At December 31, 2003, the Company has two stock-based compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based compensation cost is reflected in net loss, as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The effect on net loss and losses per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based compensation is not presented as no options or warrants vested during the periods ended December 31, 2003 or 2002.

Comprehensive Loss

Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net loss. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net loss, are components of comprehensive loss.

Recent Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34”. The interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. It also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. The initial recognition and initial measurement provisions of the interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements in the interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of the interpretation did not have a material effect on the Company’s financial condition or results of operations.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123”. The Statement amends Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect on reported results of operations. The disclosure requirements of the statement are required for fiscal years ending after December 15, 2002 and interim periods beginning after December 15, 2002. The Company has not adopted Statement No. 123 for accounting for stock-based compensation as of December 31, 2003; however all required disclosures of Statement No. 148 are included above under the heading “Stock-Based Compensation”.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards (Continued)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51”, and on December 24, 2003, the FASB issued FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” which replaced FIN 46. The interpretation addresses consolidation by business enterprises of variable interest entities. A variable interest entity is defined as an entity subject to consolidation according to the provisions of the interpretation. The revised interpretation provided for special effective dates for entities that had fully or partially applied the original interpretation as of December 24, 2003. Otherwise, application of the interpretation is required in financial statements of public entities that have interests in special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of variable interest entities (i.e., non-SPEs) is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to variable interest entities other than SPEs is required at various dates in 2004 and 2005. The interpretations did not have a material effect on the Company’s financial condition or results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of the statement did not have a material effect on the Company’s financial conditions or results of operations.

NOTE 2. SECURITIES

The amortized cost and fair value of securities are summarized as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale December 31, 2003:
Mortgage-backed securities	$4,746,287	$1,460	$(17,297)	$4,730,450

Securities with a carrying value of $2,296,386 at December 31, 2003 were pledged to secure public deposits and for other purposes as required or permitted by law.

Maturities may differ from contractual maturities in mortgage-backed securities because the mortgages underlying the securities may be called or repaid with or without penalty. Therefore, maturity data for these securities is not presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. SECURITIES (Continued)

In 2003, the FASB Emerging Issues Task Force released Issue 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The issue requires disclosure of certain information about other than temporary impairments in the market value of investment securities. The market value of investment securities is based on quoted market values and is significantly affected by the interest rate environment. At December 31, 2003, all unrealized losses in the investment securities portfolio were for debt securities. All investment securities with an unrealized loss at December 31, 2003 have been in a continuous loss position for less than twelve months. These unrealized losses are considered temporary because of acceptable investment grades on each security and the repayment sources of principal and interest are government backed.

NOTE 3. LOANS

The composition of loans as of December 31, 2003 is summarized as follows:

Commercial	$3,104,000
Real estate - construction	11,498,000
Real estate - mortgage	30,965,000
Consumer installment and other	1,747,542

47,314,542
Deferred loan fees	(65,954)
Allowance for loan losses	(475,000)

Loans, net	$46,773,588

Changes in the allowance for loan losses for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$—
Provision for loan losses	475,000
Loans charged off	—
Recoveries of loans previously charged off	—

Balance, end of year	$475,000

Management has identified no amounts of impaired loans as defined by SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as of and for the year ended December 31, 2003. There were no loans on nonaccrual status or past due ninety days or more and still accruing interest as of December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. LOANS (Continued)

In the ordinary course of business, the Company has granted loans to certain related parties, including directors, executive officers, and their affiliates. The interest rates on these loans were substantially the same as rates prevailing at the time of the transaction and repayment terms are customary for the type of loan. Changes in related party loans for the year ended December 31, 2003 are as follows:

Balance, beginning of year	$—
Advances	4,442,336
Repayments	(602,759)

Balance, end of year	$3,839,577

NOTE 4. PREMISES AND EQUIPMENT

Premises and equipment is summarized as follows:

	December 31,
	2003	2002
Land and land improvements	$556,548	$556,548
Buildings	496,092	466,981
Furniture and equipment	326,713	197,771

	1,379,353	1,221,300
Accumulated depreciation	(85,270)	(6,987)

	$1,294,083	$1,214,313

The Company has a commitment to purchase a tract of land for the future site of its main office building facility in the amount of $700,000.

NOTE 5. DEPOSITS

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2003 was $16,342,603. The Company had brokered time deposits at December 31, 2003 of $12,390,000. The scheduled maturities of time deposits at December 31, 2003 are as follows:

2004	$15,468,120
2005	4,031,690
2006	1,503,931
2007	117,484
2008	1,065,405
Thereafter	127,467

$22,314,097

Deposits from related parties held by the Company at December 31, 2003 amounted to $3,498,976.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. OTHER BORROWINGS

Other borrowings is summarized as follows:

	December 31,
	2003	2002
Line of credit in the amount of $800,000 due a commercial bank. Interest was due on the line at prime less 1%, or 3.25% at December 31, 2002. The line was repaid with the proceeds from the common stock offering on February 3, 2003.	$—	$624,993
Line of credit in the amount of $1,000,000 due a commercial bank. Interest was due on the line at prime less 1%, or 3.25% at December 31, 2002. The line was repaid with the proceeds from the common stock offering on February 3, 2003.	—	999,931

	$—	$1,624,924

NOTE 7. STOCK-BASED COMPENSATION

Stock Options

The Company adopted a stock option plan during 2003 which grants key employees options to purchase shares of common stock of the Company. Option prices and terms are determined by a committee appointed by the Board of Directors. The plan provides for a total of 100,000 options to purchase common shares of the Company. As of December 31, 2003, 28,150 options under the plan have been granted.

Other pertinent information related to the options for the year ended December 31, 2003 is as follows:

	Number	Weighted- Average Exercise Price
Options outstanding, beginning of year
Granted	28,150	$9.87
Exercised	—	—

Options outstanding, end of year	28,150	$9.87

Exercisable, end of year	—

Weighted-average fair value of options granted during the year		$3.57

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCK-BASED COMPENSATION (Continued)

Stock Options (Continued)

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Outstanding, end of year	28,150	$9.87	9.35

Stock Warrants

In recognition of the efforts and financial risks undertaken by the Company’s organizers, the Company granted each organizer an opportunity to purchase a number of shares of the Company’s common stock. The warrants vest over a three year period from the date the Company first issued its common stock and are exercisable in whole or in part during the ten year period following the incorporation date, at an exercise price equal to $10 per share. The warrants are nontransferable, but shares issued pursuant to the exercise of warrants will be transferable, subject to compliance with applicable securities laws. The Company first issued its common stock on March 4, 2003. At December 31, 2003, there were 418,500 warrants outstanding.

Other pertinent information related to the warrants for the year ended December 31, 2003 is as follows:

	Number	Weighted- Average Exercise Price
Warrants outstanding, beginning of year	—	$—
Granted	418,500	10.00
Exercised	—	—

Warrants outstanding, end of year	418,500	10.00

Exercisable, end of year	—

Weighted average fair value of warrants granted during the year		$3.61

	Number	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life in Years
Outstanding, end of year	418,500	$10.00	9.25 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. STOCK-BASED COMPENSATION (Continued)

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2003:

Dividend yield	0%
Expected life	10 years
Expected volatility	0.01%
Risk-free interest rate	4.55%

NOTE 8. INCOME TAXES

Income taxes consists of the following:

	Periods Ended December 31,
	2003	2002
Current	$(197,016)	$(137,405)
Deferred	(47,085)	—
Change in valuation allowance	244,101	137,405

Income tax	$—	$—

The Company’s income tax differs from the amounts computed by applying the federal income tax statutory rates to loss before income taxes. A reconciliation of the differences as of December 31, 2003 and 2002 is as follows:

	Periods Ended December 31,
	2003	2002
Income tax (benefit) at federal statutory rate	$(222,937)	$(123,802)
State tax (benefit)	(24,165)	(13,603)
Other	3,001	—
Change in valuation allowance	244,101	137,405

Income tax	$—	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. INCOME TAXES (Continued)

The components of deferred income taxes are as follows:

	December 31,
	2003	2002
Deferred income tax assets:
Loan loss reserves	$42,982	$—
Pre-opening and organization expenses	159,820	137,405
Net operating loss carryforward	197,016	—
Deferred fees	24,888	—
Contributions	943	—
Securities available for sale	5,977	—

	431,626	137,405

Valuation allowance	(387,483)	(137,405)

	44,143	—

Deferred income tax liabilities:
Depreciation	44,143	—

	44,143	—

Net deferred income taxes	$—	$—

At December 31, 2003, the Company has available net operating loss carryforwards of approximately $537,000 for federal income tax purposes. If unused, the carryforwards will expire beginning in 2023.

NOTE 9. COMMITMENTS AND CONTINGENCIES

Loan Commitments

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. They involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets. The majority of all commitments to extend credit and standby letters of credit are variable rate instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance-sheet instruments. A summary of the Company’s commitments as of December 31, 2003 is as follows:

Commitments to extend credit	$14,056,659
Letters of credit	201,989

$14,258,648

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)

Loan Commitments (Continued)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property and equipment, residential real estate and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. Collateral held varies as specified above and is required in instances which the Company deems necessary.

At December 31, 2003, the carrying amount of liabilities related to the Company’s obligation to perform under financial standby letters of credit was insignificant. The Company has not been required to perform on any financial standby letters of credit, and the Company has not incurred any losses on financial standby letters of credit for the year ended December 31, 2003.

Contingencies

In the normal course of business, the Company is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the Company’s financial statements.

NOTE 10. CONCENTRATIONS OF CREDIT

The Company originates primarily commercial, commercial real estate, residential real estate, and consumer loans to customers in Douglas County and surrounding counties. The ability of the majority of the Company’s customers to honor their contractual loan obligations is dependent on the economy in these areas. Ninety percent of the Company’s loan portfolio is secured by real estate, of which a substantial portion is secured by real estate in the Company’s market area.

The Company, as a matter of policy, does not generally extend credit to any single borrower or group of related borrowers in excess of 25% of the lesser of statutory capital or net assets as defined, or approximately $2,125,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. REGULATORY MATTERS

The Bank is subject to certain restrictions on the amount of dividends that may be declared without prior regulatory approval. At December 31, 2003, no dividends could be declared without regulatory approval.

The Bank is also subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of Total and Tier I capital to risk-weighted assets, as defined, and of Tier I capital to average assets, as defined. Management believes, as of December 31, 2003, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
December 31, 2003:
Total Capital to Risk Weighted Assets	$9,520	18.66%	$4,081	8%	$5,101	10%
Tier I Capital to Risk Weighted Assets	$9,045	17.73%	$2,041	4%	$3,061	6%
Tier I Capital to Average Assets	$9,045	17.77%	$2,036	4%	$2,545	5%

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of a financial instrument is the current amount that would be exchanged between willing parties, other than in a forced liquidation. Fair value is best determined based upon quoted market prices. However, in many instances, there are no quoted market prices for the Company’s various financial instruments. In cases where quoted market prices are not available, fair value is based on discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the fair value estimates may not be realized in an immediate settlement of the instrument. FASB Statement No. 107, Disclosures about Fair Values of Financial Instruments, excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The following methods and assumptions were used by the Company in estimating the fair value of its financial instruments:

Cash, Due From Banks and Federal Funds Sold: The carrying amount of cash, due from banks, and federal funds sold approximates fair value.

Securities: Fair value of securities is based on available quoted market prices.

Loans: The carrying amount of variable-rate loans that reprice frequently and have no significant change in credit risk approximates fair value. The fair values of fixed rate loans is estimated based on discounted contractual cash flows using interest rates currently being offered for loans with similar terms to borrowers with similar credit quality. The fair value of impaired loans is based on discounted contractual cash flows or underlying collateral values, where applicable.

Deposits: The carrying amounts of demand deposits, savings deposits, variable-rate certificates of deposit approximate their fair values. The fair value of fixed-rate certificates of deposit is based on discounted contractual cash flows using interest rates currently being offered for certificates of similar maturities.

Other Borrowings: For variable rate other borrowings, the carrying amount of other borrowings approximates their fair value.

Accrued Interest: The carrying amounts of accrued interest approximates their fair value.

Off-Balance Sheet Instruments: The carrying amount of commitments to extend credit and standby letters of credit approximates fair value. The carrying amount of the off-balance sheet financial instruments is based on fees charged to enter into such agreements.

The carrying amount and estimated fair value of the Company’s financial instruments were as follows:

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash, due from banks, and federal funds sold	$5,474,517	$5,474,517	$3,726	$3,726
Securities	4,730,450	4,730,450	—	—
Loans	46,773,588	47,158,546	—	—
Accrued interest receivable	194,827	194,827	—	—

Financial liabilities:
Deposits	48,536,904	48,524,411	—	—
Other borrowings	—	—	1,624,924	1,624,924
Accrued interest payable	44,235	44,235	3,525	3,525

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expenses in excess of 1% of total revenue are as follows:

	Periods Ended December 31,
	2003	2002
Other expenses:
Advertising and business development	$49,256	$270
Stationery and supplies	33,636	4,603
Data processing	106,346	2,900
Legal and professional	120,555	59,978
Meals and entertainment	17,588	4,433
Employee and director activities	25,385	1,642

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of First Commerce Community Bankshares, Inc. as of December 31, 2003 and 2002 and the condensed statements of operations and cash flows for the year ended December 31, 2003 and the period from March 26, 2002, date of inception, to December 31, 2002.

CONDENSED BALANCE SHEET

	2003	2002
Assets
Cash	$1,009,725	$3,726
Restricted cash	—	5,881,770
Investment in subsidiary	9,029,005	—
Premises and equipment	—	1,214,313
Other assets	—	53,349

Total assets	$10,038,730	$7,153,158

Liabilities and Stockholders’ Equity (Deficit)
Other borrowings	$—	$1,624,924
Subscribers’ deposits	—	5,881,770
Other liabilities	—	10,488

Total liabilities	—	7,517,182

Stockholders’ equity (deficit)	10,038,730	(364,024)

Total liabilities and stockholders’ equity (deficit)	$10,038,730	$7,153,158

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF OPERATIONS

	2003	2002
Expenses
Interest	$—	$6,779
Other	34,663	357,345

Total expenses	34,663	364,124

Loss before equity in loss of subsidiary	(34,663)	(364,124)
Equity in loss of subsidiary	(621,033)	—

Net loss	$(655,696)	$(364,124)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. PARENT COMPANY FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

	2003	2002
OPERATING ACTIVITIES
Net loss	$(655,696)	$(364,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of subsidiary	621,033	—
Net other operating activities	(4,381)	17,475

Net cash used in operating activities	(39,044)	(346,649)

INVESTING ACTIVITIES
Purchases of premises and equipment	—	(1,227,406)
Investment in subsidiary	(10,000,000)	—
Reimbursement for expenses and assets of subsidiary	1,548,437	—

Net cash used in investing activities	(8,451,563)	(1,227,406)

FINANCING ACTIVITIES
Proceeds from other borrowings	175,000	1,624,924
Repayment of other borrowings	(1,799,924)	—
Proceeds from sale of common stock	11,121,530	100
Stock issue costs	—	(47,243)

Net cash provided by financing activities	9,496,606	1,577,781

Net increase in cash	1,005,999	3,726

Cash at beginning of period	3,726	—

Cash at end of period	$1,009,725	$3,726

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

Dated: March 29, 2004	By:	/s/ William C. Lumpkin, Jr.
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

Signature	Title	Date
/s/ William C. Lumpkin, Jr. William C. Lumpkin, Jr.	Director, President and Chief Executive Officer (principal executive officer)	March 29, 2004

/s/ Tom D. Richey Tom D. Richey	Director, Chief Financial Officer (principal financial and accounting officer)	March 29, 2004

/s/ Carl E. Carr, Jr. Carl E. Carr, Jr.	Director	March 29, 2004

/s/ James E. Daniell James E. Daniell	Chairman of the Board of Directors, Director	March 29, 2004

/s/ Jack F. Gamel Jack F. Gamel	Director	March 29, 2004

/s/ Kenneth M. Guy Kenneth M. Guy	Director	March 29, 2004

/s/ Larry W. Jackson Larry W. Jackson	Director	March 29, 2004

/s/ Richard W. Kinsey Richard W. Kinsey	Director	March 29, 2004

/s/ J. David McDade J. David McDade	Director	March 29, 2004

/s/ Phil D. Miller Phil D. Miller	Director	March 29, 2004

/s/ Jimmy R. Smith Jimmy R. Smith	Director	March 29, 2004

/s/ Paul T. Price, Sr. Paul T. Price, Sr.	Director	March 29, 2004

/s/ Joel R. Tidwell Joel R. Tidwell	Director	March 29, 2004

/s/ Frank C. Winn Frank C. Winn	Director	March 29, 2004