Form 10QSB
period 2004-03-31
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2004-05-14
CIK 1178933

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 14, 2004: 1,112,163; $1 par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

MARCH 31, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Cash and due from banks	$531,523	$381,517
Federal funds sold	6,141,000	5,093,000
Securities available-for-sale, at fair value	5,057,372	4,730,450
Loans	55,080,160	47,248,588
Less allowance for loan losses	580,000	475,000

Loans, net	54,500,160	46,773,588

Premises and equipment	1,335,797	1,294,083
Other assets	366,198	363,835

Total assets	$67,932,050	$58,636,473

Liabilities and Stockholder’s Equity
Deposits
Noninterest-bearing	$5,178,446	$5,069,927
Interest-bearing	52,496,109	43,466,977

Total deposits	57,674,555	48,536,904
Other liabilities	70,238	60,839

Total liabilities	57,744,793	48,597,743

Commitments and contingencies

Stockholder’s equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 1,112,163 shares issued and outstanding	1,112,163	1,112,163
Capital surplus	9,962,224	9,962,224
Accumulated deficit	(921,451)	(1,019,820)
Accumulated other comprehensive income (loss)	34,321	(15,837)

Total stockholder’s equity	10,187,257	10,038,730

Total liabilities and stockholder’s equity	$67,932,050	$58,636,473

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
Interest income
Loans	$807,978	$33,136
Taxable securities	36,150	1,559
Federal funds sold	12,062	27,711

Total interest income	856,190	62,406

Interest expense
Deposits	266,176	3,770
Other borrowings	—	2,237

Total interest expense	266,176	6,007

Net interest income	590,014	56,399
Provision for loan losses	105,000	55,000

Net interest income after provision for loan losses	485,014	1,399

Other income
Service charges and fees	9,774	39
Other operating income	3,654	519

Total other income	13,428	558

Other expenses
Salaries and employee benefits	243,851	187,344
Occupancy and equipment expenses	43,971	27,368
Other operating expenses	112,251	102,150

Total other expenses	400,073	316,862

Net income (loss) before income taxes	98,369	(314,905)

Income taxes	—	—

Net income (loss)	98,369	(314,905)

Other comprehensive income :
Unrealized gains on securities available-for-sale arising during period	50,158	511

Comprehensive income/(loss)	$148,527	$(314,394)

Basic and diluted earnings (losses) per share	$0.09	$(0.29)

Cash dividends per share	$—	$—

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$98,369	$(314,905)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22,435	16,496
Provision for loan losses	105,000	55,000
Increase in interest receivable	(1,028)	(22,500)
Increase in interest payable	12,702	1,510
Other operating activities	4,688	(8,145)

Net cash used in operating activities	242,166	(272,544)

INVESTING ACTIVITIES
Net increase in federal funds sold	(1,048,000)	(6,162,000)
Purchases of securities available-for-sale	(286,090)	(2,591,333)
Net increase in loans	(7,831,572)	(5,555,732)
Purchase of premises, equipment and computer software	(64,149)	(221,672)

Net cash used in investing activities	(9,229,811)	(14,530,737)

FINANCING ACTIVITIES
Net increase in deposits	9,137,651	5,584,514
Proceeds from sale of common stock	—	11,004,530
Repayment of other borrowings, net	—	(1,624,924)

Net cash provided by financing activities	9,137,651	14,964,120

Net increase in cash and due from banks	150,006	160,839

Cash and due from banks, beginning of year	381,517	3,726

Cash and due from banks, end of year	$531,523	$164,565

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$253,474	$4,497

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

First Commerce Community Bankshares, Inc. (the “Company”) was incorporated on July 23, 2002, to operate as a bank holding company. The Company owns 100% of the issued and outstanding capital stock of First Commerce Community Bank, the “Bank”, a bank organized under the laws of the State of Georgia to conduct a general banking business in Douglasville, Douglas County, Georgia. The Bank commenced operations on March 4, 2003.

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31,2003.

The results of operations for the period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2. STOCK COMPENSATION PLANS

At March 31, 2004, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
Net income (loss), as reported	$98,369	$(314,905)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(529,180)	—

Pro forma net loss	$(430,811)	$(314,905)

Earnings (losses) per share:
Basic and diluted - as reported	$0.09	$(0.29)

Basic and diluted - pro forma	$(0.39)	$(0.29)

NOTE 3. EARNINGS (LOSSES) PER SHARE

Basic earnings (losses) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings per share are computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Common stock equivalents did not have a dilutive effect on earnings (loss) per share for the three months ended March 31, 2004 and 2003.

NOTE 4. CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of First Commerce Community Bankshares, Inc. and its bank subsidiary, First Commerce Community Bank, during the period included in the accompanying consolidated financial statements.

Forward Looking Statements

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

Critical Accounting Estimates

We have adopted various accounting policies which govern the application of accounting principles generally accepted in the United States in the preparation of our financial statements. Our significant accounting policies are described in the footnotes to the financial statements at December 31, 2003 as filed in our annual report on Form 10-KSB. Certain accounting policies involve significant judgments and assumptions by us which have a material impact on the carrying value of certain assets and liabilities. We consider these accounting judgments and assumptions to be our critical accounting estimates. The judgments and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Because of the nature of the judgments and assumptions we make, actual results could differ from these judgments and estimates which could have a material impact on our carrying values of assets and liabilities and our results of operations.

We believe the allowance for loan losses is a critical accounting estimate that requires the most significant judgments and assumptions used in preparation of our consolidated financial statements. Refer to the portion of this discussion that addresses our allowance for loan losses for a description of our processes and methodology for determining our allowance for loan losses.

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity also is monitored on a periodic basis by State and Federal regulatory authorities. As of March 31, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At March 31, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	16.05%	14.46%	4.00%
Risk-based capital ratios:
Core capital	17.12	15.44	4.00
Total capital	18.10	16.41	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit and standby letters of credit. Such commitments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the balance sheets.

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of March 31, 2004 is as follows:

Commitments to extend credit	$15,770,795
Letters of credit	461,989

$16,232,784

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

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At March 31, 2004, we had arrangements with two commercial banks for short-term advances of $4,250,000.

As of March 31, 2004, we had a commitment to purchase land in the amount of $700,000 for the future site of our main office banking facility. See “Item 1. Legal Proceedings” for a discussion of certain legal proceedings relating to the property for our future main office.

Financial Condition

Our total assets grew by 15.85% for the first quarter of 2004 as compared to December 31, 2003. Deposit growth of $9.14 million was primarily invested in loans. Our ratio of loans to deposits has remained relatively stable at 95.50% as of March 31, 2004 as compared to 96.37% as of December 31, 2003.

We expect to continue to hold funds in federal funds sold and to purchase investment securities as loan growth stabilizes and we identify opportunities appropriate to our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2004. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity increased by $148,000 during the three months ended March 31, 2004, due primarily to net income for the three months ended March 31, 2004 of $98,000. Total equity was also positively affected by an increase in unrealized gains on securities available for sale in the amount of $50,000 for the three months ended March 31, 2004.

Results of Operations For The Three Months Ended March 31, 2004 and 2003

The results of operations are determined by our ability to effectively manage net interest income, control non-interest expenses, generate non-interest income and minimize loan losses. In order for us to become cumulatively profitable, we must increase the amount of earning assets so that net interest income along with non-interest income will be sufficient to cover normal operating expenses incurred in a banking operation and the bank’s provision for loan losses.

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

Our net interest income was $590,000 for the quarter ended March 31, 2004 as compared to $56,000 for the quarter ended March 31, 2003. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Our net interest margin was 3.86% during the first quarter of 2004 which is a decrease from 6.47% for the same quarter in 2003. This decrease, which was expected, is the result of a larger reliance on interest bearing deposits to fund loans. As of March 31, 2003, our interest earning assets were primarily funded by the proceeds from our stock offering. The yield earned on average earning assets was 5.60% in the first quarter of 2004 while our cost of funds was 2.22%.

The provision for loan losses was $105,000 and $55,000, respectively, for the three months ended March 31, 2004 and 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $580,000 in the allowance for loan losses at March 31, 2004, or 1.05% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at March 31, 2004 is as follows (Dollars in Thousands):

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

Information regarding certain loans and the allowance for loan loss for the three months ended March 31, 2004 and 2003 is as follows (Dollars in Thousands):

	2004	2003
Average amount of loans outstanding	$51,613	$2,715

Balance of allowance for loan losses at beginning of period	$475	$0

Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net charge-offs	0	0

Additions to allowance charged to operating expense during period	105	55

Balance of allowance for loan losses at end of period	$580	$55

Ratio of net loans charged off during the period to average loans outstanding	—	—

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

Other income was $13,428 and $558, respectively, for the three months ended March 31, 2004 and 2003. For the year 2004 other income consisted of service charges on deposit accounts of $9,774 and other operating income of $3,654. We expect our service charges on deposit accounts to continue to increase as our deposit base increases.

Other expenses totaled approximately $400,000 and $317,000, respectively, for the three months ended March 31, 2004 and 2003. For the year 2004 other expenses consisted of salaries and employee benefits of $244,000, equipment and occupancy expenses of $44,000, and other operating expenses of $112,000. The increase in salaries and employee benefits over 2003 are due to the 14 full time equivalent employees employed at March 31, 2004 and to other annual salary costs and employee benefits. The increase in equipment and occupancy expenses and other operating expenses are due to our overall growth and our normal banking operations during the first quarter of 2004 as compared to the first quarter of 2003 when we were still predominately in the organizational stage.

We have not recorded income tax expense (benefits) for the three months ended March 31, 2004 and 2003 due to cumulative operating losses recorded to date.

We are not aware of any known trends, events or uncertainties, other than the effect of events as described above, that will have or that are reasonably likely to have a material effect on its liquidity, capital resources or operations. We are also not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have such an effect.

ITEM 3. Controls and Procedures

A review and evaluation was performed by the Company’s management, including the Company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that review and evaluation, the CEO and CFO have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the date of their evaluation. There were no material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Rule 15d-14(a) Certification of CEO

31.2	Rule 15d-14(a) Certification of CFO

32.1	Section 1350 Certification of CEO

32.2	Section 1350 Certification of CFO

(b)	Reports on Form 8-K.

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

(Registrant)

DATE: May 14, 2004	BY:	/s/ William C. Lumpkin, Jr.
William C. Lumpkin, Jr. President and C.E.O.
(Principal Executive Officer)

DATE: May 14, 2004	BY:	/s/ Tom D. Richey
Tom D. Richey, Chief Financial Officer
(Principal Financial and Accounting Officer)