Form 10QSB
period 2004-06-30
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2004-08-13
CIK 1178933

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 15, 2004: 1,112,163; $1 par value.

Transitional Small Business Disclosure Format. Yes ☐ No ☒

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Cash and due from banks	$1,358,565	$381,517
Federal funds sold	7,875,000	5,093,000
Securities available-for-sale, at fair value	6,350,438	4,730,450
Loans	66,939,678	47,248,588
Less allowance for loan losses	695,000	475,000

Loans, net	66,244,678	46,773,588

Premises and equipment	1,312,656	1,294,083
Other assets	1,896,149	363,835

Total assets	$85,037,486	$58,636,473

Liabilities and Stockholder’s Equity
Deposits
Noninterest-bearing	$6,776,103	$5,069,927
Interest-bearing	67,999,867	43,466,977

Total deposits	74,775,970	48,536,904
Other liabilities	103,173	60,839

Total liabilities	74,879,143	48,597,743

Commitments and contingencies
Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 1,112,163 shares issued and outstanding	1,112,163	1,112,163
Capital surplus	9,962,224	9,962,224
Accumulated deficit	(766,448)	(1,019,820)
Accumulated other comprehensive loss	(149,596)	(15,837)

Total stockholders’ equity	10,158,343	10,038,730

Total liabilities and stockholders’ equity	$85,037,486	$58,636,473

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED JUNE 30, 2004 AND 2003

AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	Three Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
Interest income
Loans	$944,264	$294,939	$1,752,242	$328,175
Taxable securities	46,571	15,269	82,721	16,828
Federal funds sold	11,404	17,997	23,466	45,708

Total interest income	1,002,239	328,205	1,858,429	390,711

Interest expense
Deposits	313,541	54,848	579,717	58,618
Other borrowings	29	—	29	2,237

Total interest expense	313,570	54,848	579,746	60,855

Net interest income	688,669	273,357	1,278,683	329,856
Provision for loan losses	115,000	128,000	220,000	183,000

Net interest income after provision for loan losses	573,669	145,357	1,058,683	146,856

Other income
Service charges on deposit accounts	11,033	1,782	20,807	1,821
Other operating income	3,940	3,089	7,594	3,508

Total other income	14,973	4,871	28,401	5,329

Other expenses
Salaries and other employee benefits	237,864	208,822	481,715	396,166
Occupancy and equipment expenses	52,083	43,975	96,054	71,343
Professional fees	37,082	20,613	60,043	28,213
Other operating expenses	106,610	90,096	195,900	184,646

Total other expenses	433,639	363,506	833,712	680,368

Income (loss) before income taxes	155,003	(213,278)	253,372	(528,183)
Income tax expense	—	—	—	—

Net income (loss)	155,003	(213,278)	253,372	(528,183)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period	(183,917)	6,029	(133,759)	6,540

Comprehensive income (loss)	$(28,914)	$(207,249)	$119,613	$(521,643)

Basic earnings (losses) per share	$0.14	$(0.19)	$0.23	$(0.47)

Diluted earnings (losses) per share	$0.13	$(0.19)	$0.21	$(0.47)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$253,372	$(528,183)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	48,276	43,923
Provision for loan losses	220,000	183,000
Increase in interest receivable	(22,945)	(72,212)
Increase (decrease) in interest payable	32,647	(2,826)
Net other operating activities	21,899	(129,999)

Net cash provided by (used in) operating activities	553,249	(506,297)

INVESTING ACTIVITIES
Purchases of securities available-for-sale net of paydowns	(1,775,328)	(2,463,143)
Net increase in federal funds sold	(2,782,000)	(2,440,000)
Net increase in loans	(19,691,090)	(18,253,670)
Purchase of bank owned life insurance	(1,500,000)	—
Purchase of premises, equipment and software	(66,849)	(155,979)

Net cash used in investing activities	(25,815,267)	(23,312,792)

FINANCING ACTIVITIES
Net increase in deposits	26,239,066	14,907,525
Proceeds from sale of common stock	—	11,121,530
Proceeds from line of credit	—	175,000
Repayment of lines of credit	—	(1,799,924)

Net cash provided by financing activities	26,239,066	24,404,131

Net increase in cash and due from banks	977,048	585,042
Cash and due from banks at beginning of period	381,517	3,726

Cash and due from banks at end of period	$1,358,565	$588,768

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$547,099	$63,681

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

The results of operations for the period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.	STOCK COMPENSATION PLANS

At June 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$155,003	$(213,278)	$253,372	$(528,183)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	—	—	(529,180)	—

Pro forma net income (loss)	$155,003	$(213,278)	$(275,808)	$(528,183)

Earnings (losses) per share:
Basic – as reported	$0.14	$(0.19)	$0.23	$(0.47)

Basic – pro forma	$0.14	$(0.19)	$(0.25)	$(0.47)

Diluted – as reported	$0.13	$(0.19)	$0.21	$(0.47)

Diluted – pro forma	$0.13	$(0.19)	$(0.25)	$(0.47)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3.	EARNINGS (LOSSES) PER COMMON SHARE

Basic earnings (losses) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per common share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings (losses) per common share for the three and six month periods ended June 30, 2004 and 2003.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss)	$155,003	$(213,278)	$253,372	$(528,183)

Weighted average common shares outstanding	1,112,163	1,112,163	1,112,163	1,112,163
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	74,442	—	74,442	—

Total weighted average common shares and common stock equivalents outstanding	1,186,605	1,112,163	1,186,605	1,112,163

Diluted earnings (losses) per common share	$0.13	$(0.19)	$0.21	$(0.47)

NOTE 4.	CURRENT ACCOUNTING DEVELOPMENTS

There are no recent accounting pronouncements that have had, or are expected to have, a material effect on the Company’s financial statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is management’s discussion and analysis of certain significant factors which have affected the financial position and operating results of First Commerce Community Bankshares, Inc. and its bank subsidiary, First Commerce Community Bank, during the period included in the accompanying consolidated financial statements. This discussion should be read in conjunction with the accompanying consolidated financial statements.

Forward Looking Statements

This Report contains statements which constitute forward-looking statements under federal securities laws. These statements are based on many assumptions and estimates and are not guarantees of future performance. Our actual results may differ materially from those projected in any forward-looking statements, as they will depend on many factors about which we are unsure, including many factors which are beyond our control. Forward looking statements include statements, regarding asset growth, liquidity ratios, capital levels and the adequacy of our allowance for loan losses. In addition, the words “may,” “would,” “could,” “will,” “expect,” “anticipate,” “believe,” “intend,” “plan,” and “estimate,” as well as similar expressions, are meant to identify forward-looking statements, although some may use other phrasing. Potential risks and uncertainties include, but are not limited to:

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

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity also is monitored on a periodic basis by State and Federal regulatory authorities. As of June 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At June 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual		Minimum Regulatory Requirement
	Consolidated	Bank
Leverage capital ratios	14.04%	12.70%	4.00%
Risk-based capital ratios:
Core capital	13.59	12.30	4.00
Total capital	14.51	13.21	8.00

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of June 30, 2004 is as follows:

Commitments to extend credit	$20,611,000
Letters of credit	477,000

$21,088,000

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

If needed, we have the ability on a short-term basis to borrow and purchase Federal funds from other financial institutions. At June 30, 2004, we had arrangements with two commercial banks for short-term advances of $4,250,000.

As of June 30, 2004, we had a commitment to purchase land in the amount of $700,000 for the future site of our main office banking facility. See “Item 1. Legal Proceedings” for a discussion of certain legal proceedings relating to the property for our future main office.

Financial Condition

Our total assets grew by 45.02% for the first half of 2004 as compared to December 31, 2003. Deposit growth of $26.24 million was primarily invested in loans. Our ratio of loans to deposits has decreased to 89.52% as of June 30, 2004 as compared to 96.37% as of December 31, 2003.

We expect to continue to hold funds in federal funds sold and to purchase investment securities as our loan growth continues so that we can continue to achieve our overall asset and liability strategies and goals. We expect continued growth in assets and liabilities during the remainder of 2004. We will monitor growth and seek to maintain a proper mix of types, maturities, and interest rates. We believe that our current capital and liquidity levels are adequate to support the current growth of the bank.

Our total equity increased by $119,000 during the six months ended June 30, 2004, due primarily to net income for the six months ended June 30, 2004 of $253,000. Total equity was negatively affected by an increase in unrealized losses on securities available for sale in the amount of $134,000 for the six months ended June 30, 2004.

Results of Operations For The Six Months Ended June 30, 2004 and 2003

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

The results of operations for the three months ended June 30, 2004 compared to the three months ended June 30, 2004, were comparable and resulted principally from the same reasons as our results of operations for the six months ended June 30, 2004 and 2003. Therefore, a separate comparison of the results of operations for the second quarter of 2004 and 2003 is not presented.

Our net interest income was $1,279,000 for the six months ended June 30, 2004 as compared to $330,000 for the six months ended June 30, 2003. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Our net interest margin was 3.89% during the six months of 2004 which is a decrease from 5.08% for the same period in 2003. This decrease, which was expected, is the result of a larger reliance on interest bearing deposits to fund loans. As of June 30, 2003, our interest earning assets were primarily funded by the proceeds from our stock offering and non-interest bearing deposits totaling $3.4 million. The yield earned on average earning assets was 4.93% in the first half of 2004 while the rate paid on average interest bearing liabilities was 2.21%.

The provision for loan losses was $220,000 and $183,000, respectively, for the six months ended June 30, 2004 and 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $695,000 in the allowance for loan losses at June 30, 2004, or 1.04% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at June 30, 2004 and 2003 is as follows (Dollars in Thousands):

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

Information regarding certain loans and the allowance for loan loss for the six months ended June 30, 2004 and 2003 is as follows (Dollars in Thousands):

	2004	2003
Average amount of loans outstanding	$55,637	$16,741

Balance of allowance for loan losses at beginning of period	$475	$0
Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net charge-offs	0	0

Additions to allowance charged to operating expense during period	220	183

Balance of allowance for loan losses at end of period	$695	$183

Ratio of net loans charged off during the period to average loans outstanding	—	—

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

Other income totaled $28,401 and $5,329, respectively, for the six months ended June 30, 2004 and 2003. For the first six months of 2004 other income consisted of service charges on deposit accounts of $20,807 and other operating income of $7,594. We expect our service charges on deposit accounts to continue to increase as our deposit base increases.

Other expenses totaled approximately $834,000 and $680,000, respectively, for the six months ended June 30, 2004 and 2003. For the year 2004 other expenses consisted of salaries and employee benefits of $482,000, equipment and occupancy expenses of $96,000, and other operating expenses of $256,000. The increase in salaries and employee benefits over 2003 are due to the 15 full time equivalent employees employed at June 30, 2004 and to other annual salary costs and employee benefits. The increase in equipment and occupancy expenses and other operating expenses are due to our overall growth and our normal banking operations during the first six months of 2004 as compared to the first six months of 2003 when we were partially in the organizational stage.

We have not recorded income tax expense (benefits) for the six months ended June 30, 2004 and 2003 due to cumulative operating losses recorded to date.

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

On January 27, 2004, a plaintiff filed a complaint in the Superior Court of Douglas County to commence an action against the Bank and the City of Douglasville, Georgia. The complaint was subsequently amended on April 29, 2004. The complaint sought a declaratory judgment to overturn the Bank’s successful rezoning of a property that would allow the Bank to use the property for its future main office facility. On December 30, 2003, the City of Douglasville rezoned the property from residential to office-institutional with a special land use permit for banking. On May 14, 2004, the Superior Court of Douglas County held a hearing on the claim. On July 21, 2004, the Superior Court of Douglas County issued an order that denied the plaintiff’s request to overturn the rezoning of the property. The order remains subject to the plaintiff’s right of appeal.

If the plaintiff files an appeal and successfully overturns the rezoning of the property, the Bank would be required to locate another property for its future main office facility. While the Bank has entered into an agreement to acquire the property for $700,000, the Bank will not be required to acquire the property if the plaintiff is successful in its action to overturn the rezoning of the property.

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

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

(Registrant)

DATE: August 13, 2004	BY:	/s/ William C. Lumpkin, Jr.
William C. Lumpkin, Jr. President and C.E.O.
(Principal Executive Officer)

DATE: August 13, 2004	BY:	/s/ Tom D. Richey
Tom D. Richey, Chief Financial Officer
(Principal Financial and Accounting Officer)