Form 10QSB
period 2004-09-30
FIRST COMMERCE COMMUNITY BANKSHARES INC
filed 2004-11-12
CIK 1178933

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of November 12, 2004: 1,112,163; $1 par value.

Transitional Small Business Disclosure Format    Yes  ☐    No  ☒

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

PART I - FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(Unaudited)

	2004	2003
Assets
Cash and due from banks	$1,067,254	$381,517
Federal funds sold	4,057,000	5,093,000
Securities available-for-sale, at fair value	10,115,740	4,730,450

Loans	76,549,232	47,248,588
Less allowance for loan losses	830,000	475,000

Loans, net	75,719,232	46,773,588

Premises and equipment	1,286,814	1,294,083
Other assets	2,510,654	363,835

Total assets	$94,756,694	$58,636,473

Liabilities and Stockholdes’ Equity
Deposits
Noninterest-bearing	$6,106,587	$5,069,927
Interest-bearing	77,951,587	43,466,977

Total deposits	84,058,174	48,536,904
Other liabilities	161,596	60,839

Total liabilities	84,219,770	48,597,743

Commitments and contingencies

Stockholders’ equity
Preferred stock, no par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $1 par value; 100,000,000 shares authorized; 1,112,163 shares issued and outstanding	1,112,163	1,112,163
Capital surplus	9,962,224	9,962,224
Accumulated deficit	(500,193)	(1,019,820)
Accumulated other comprehensive loss	(37,270)	(15,837)

Total stockholders’ equity	10,536,924	10,038,730

Total liabilities and stockholders’ equity	$94,756,694	$58,636,473

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Interest income
Loans	$1,162,139	$481,317	$2,914,381	$809,492
Taxable securities	76,480	1,845	159,201	18,673
Federal funds sold	15,125	9,902	38,591	55,610

Total interest income	1,253,744	493,064	3,112,173	883,775

Interest expense
Deposits	401,524	115,412	981,241	174,030
Other borrowings	—	—	29	2,237

Total interest expense	401,524	115,412	981,270	176,267

Net interest income	852,220	377,652	2,130,903	707,508
Provision for loan losses	135,000	147,000	355,000	330,000

Net interest income after provision for loan losses	717,220	230,652	1,775,903	377,508

Other income
Service charges on deposit accounts	13,216	5,439	34,023	7,260
Other operating income	29,543	2,450	37,137	5,958

Total other income	42,759	7,889	71,160	13,218

Other expenses
Salaries and other employee benefits	278,867	214,316	760,582	610,482
Occupancy and equipment expenses	52,058	36,352	148,112	107,695
Professional fees	47,530	32,314	107,573	60,527
Other operating expenses	115,269	71,912	311,169	256,558

Total other expenses	493,724	354,894	1,327,436	1,035,262

Income (loss) before income taxes	266,255	(116,353)	519,627	(644,536)
Income tax expense	—	—	—	—

Net income (loss)	266,255	(116,353)	519,627	(644,536)

Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale arising during period	112,326	(35,856)	(21,433)	(29,316)

Comprehensive income (loss)	$378,581	$(152,209)	$498,194	$(673,852)

Basic earnings (losses) per share	$0.24	$(0.10)	$0.47	$(0.58)

Diluted earnings (losses) per share	$0.22	$(0.10)	$0.43	$(0.58)

Cash dividends per share	$—	$—	$—	$—

See Notes to Consolidated Financial Statements.

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(Unaudited)

	2004	2003
OPERATING ACTIVITIES
Net income (loss)	$519,627	$(644,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	74,119	64,425
Provision for loan losses	355,000	330,000
Deferred income taxes	(75,000)	—
Increase in interest receivable	(88,887)	(101,960)
Increase in interest payable	60,607	13,876
Net other operating activities	7,218	(119,813)

Net cash provided by (used in) operating activities	852,684	(458,008)

INVESTING ACTIVITIES
Purchases of securities available-for-sale net of paydowns	(5,406,723)	(2,498,593)
Net (increase) decrease in federal funds sold	1,036,000	(6,271,000)
Net increase in loans	(29,300,644)	(32,934,258)
Purchase of bank owned life insurance	(1,950,000)	—
Purchase of premises, equipment and software	(66,850)	(155,979)

Net cash used in investing activities	(35,688,217)	(41,859,830)

FINANCING ACTIVITIES
Net increase in deposits	35,521,270	33,694,867
Proceeds from sale of common stock	—	11,121,530
Proceeds from line of credit	—	175,000
Repayment of lines of credit	—	(1,799,924)

Net cash provided by financing activities	35,521,270	43,191,473

Net increase in cash and due from banks	685,737	873,635

Cash and due from banks at beginning of period	381,517	3,726

Cash and due from banks at end of period	$1,067,254	$877,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$920,663	$162,391

Income taxes	$75,000	$—

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

The consolidated financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim period. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The results of operations for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. STOCK COMPENSATION PLANS

At September 30, 2004, the Company had two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options and warrants granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (losses) per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$266,255	$(116,353)	$519,627	$(644,536)
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards	—	—	(529,418)	—

Pro forma net income (loss)	$266,255	$(116,353)	$(9,791)	$(644,536)

Earnings (losses) per share:
Basic – as reported	$0.24	$(0.10)	$0.47	$(0.58)

Basic – pro forma	$0.24	$(0.10)	$(0.01)	$(0.58)

Diluted – as reported	$0.22	$(0.10)	$0.43	$(0.58)

Diluted – pro forma	$0.22	$(0.10)	$(0.01)	$(0.58)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. EARNINGS (LOSSES) PER COMMON SHARE

Basic earnings (losses) per common share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (losses) per common share are computed by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding and common stock equivalents. Common stock equivalents consist of stock options and stock warrants. Below is a calculation of diluted earnings (losses) per common share for the three and nine month periods ended September 30, 2004 and 2003.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$266,255	$(116,353)	$519,627	$(644,536)

Weighted average common shares outstanding	1,112,163	1,112,163	1,112,163	1,112,163
Net effect of the assumed exercise of stock options and warrants based on the treasury stock method using average market price for the period	108,279	—	108,279	—

Total weighted average common shares and common stock equivalents outstanding	1,220,442	1,112,163	1,220,442	1,112,163

Diluted earnings (losses) per common share	$0.22	$(0.10)	$0.43	$(0.58)

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

Recent Development

On October 26, 2004 the Company filed a Schedule 13E-3 with the Securities and Exchange Commission that effectively disclosed a proposed amendment to the Company’s Articles of Incorporation that would effect a 1-for-500 share reverse stock split of the Company’s common stock. The purpose of the reverse stock split is to reduce the Company’s expenses associated with the Company’s reporting and related requirements under the federal securities laws. The reverse stock split is subject to shareholder approval.

Under the terms of the reverse stock split, each outstanding share of the Company’s common stock will be converted into .002 of a share. However, no fraction shares will be issued to shareholders who do not hold at least one whole share following the reverse stock split. Instead, such shareholders will receive $13.20 in cash, without interest, per share for each share owned prior to the reverse stock split. As a result, shareholders who do not own at least 500 shares prior to the reverse stock split will be cashed out and will no longer be shareholders of the Company.

Liquidity and Capital Resources

We monitor our liquidity resources on an ongoing basis. Our liquidity also is monitored on a periodic basis by state and federal regulatory authorities. As of September 30, 2004, our liquidity, as determined under guidelines established by regulatory authorities and internal policy, was satisfactory.

At September 30, 2004, our capital ratios were adequate based on regulatory minimum capital requirements. The minimum capital requirements and the actual capital ratios on a consolidated and bank-only basis are as follows:

	Actual
	Consolidated	Bank	Minimum Regulatory Requirement
Leverage capital ratios	11.89%	10.80%	4.00%
Risk-based capital ratios:
Core capital	12.49	11.34	4.00
Total capital	13.47	12.32	8.00

These ratios may decline as asset growth continues, but are expected to exceed the minimum regulatory requirements.

As discussed above under “Recent Development”, the Company has proposed a reverse stock split in an effort to terminate its reporting and related requirements under federal securities laws. If the reverse stock split is approved by shareholders, the Company anticipates that approximately $345,000 will be required to pay for the fractional shares of the Company’s common stock exchanged for cash in the reverse stock split. Additionally, the Company estimates that professional fees and other expenses related to the transaction will total approximately $55,000. All such costs will be paid out of the Company’s cash and cash equivalents. The Company does not expect that the payment to shareholders receiving cash in the reverse stock split or the payment of expenses will have a material adverse effect on its capital, liquidity, operations or cash flow. However, there will be less capital available to the Company.

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

Our exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. We use the same credit policies in making commitments and conditional obligations as we do for on-balance sheet instruments. A summary of our commitments as of September 30, 2004 is as follows:

Commitments to extend credit	$18,767,000
Letters of credit	490,000

$19,257,000

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

If needed, we have the ability on a short-term basis to borrow and purchase federal funds from other financial institutions. At September 30, 2004, we had arrangements with two commercial banks for short-term advances of $4,250,000.

As of September 30, 2004, we had a commitment to purchase land in the amount of $700,000 for the future site of our main office banking facility. See “Item 1. Legal Proceedings” for a discussion of certain legal proceedings relating to the property for our future main office.

Financial Condition

Our total assets grew by 61.60% for the first three quarters of 2004 as compared to December 31, 2003. Deposit growth of $35.52 million was primarily invested in loans. Our ratio of loans to deposits has decreased to 91.07% as of September 30, 2004, as compared to 96.37% as of December 31, 2003.

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

Our total equity increased by $498,000 during the nine months ended September 30, 2004, due primarily to net income for the nine months ended September 30, 2004 of $520,000. Total equity was negatively affected by an increase in unrealized losses on securities available for sale in the amount of $22,000 for the nine months ended September 30, 2004.

Results of Operations For The Three and Nine Months Ended

September 30, 2004 and 2003

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

The results of operations for the three months ended September 30, 2004 compared to the three months ended September 30, 2003, were comparable and resulted principally from the same reasons as our results of operations for the nine months ended September 30, 2004 and 2003. Therefore, a separate comparison of the results of operations for the third quarter of 2004 and 2003 is not presented.

Our net interest income was $2,131,000 for the nine months ended September 30, 2004, as compared to $708,000 for the nine months ended September 30, 2003. The increase in net interest income is due primarily to the increased volume of average loans outstanding. Our net interest margin was 3.93% during the first nine months of 2004, which is a decrease from 5.13% for the same period in 2003. This decrease, which was expected, is the result of a larger reliance on interest bearing deposits to fund loans. As of September 30, 2003, our interest earning assets were primarily funded by the proceeds from our stock offering and non-interest bearing deposits totaling $4.4 million and interest bearing deposits totaling $29.2 million. The yield earned on average earning assets was 5.03% in the first three quarters of 2004 while the rate paid on average interest bearing liabilities was 2.21%.

The provision for loan losses was $355,000 and $330,000, respectively, for the nine months ended September 30, 2004 and 2003. The amounts provided are due to loan growth and to our assessment of the inherent risk in the portfolio. Management believes that the $830,000 in the allowance for loan losses at September 30, 2004, or 1.08% of total net outstanding loans, is adequate to absorb known risks in the portfolio. No assurance can be given, however, that increased loan volume, and adverse economic conditions or other circumstances will not result in increased losses in our loan portfolio.

Information with respect to nonaccrual, past due, restructured, and potential problem loans at September 30, 2004 and 2003 is as follows (Dollars in Thousands):

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

Information regarding certain loans and the allowance for loan loss for the nine months ended September 30, 2004 and 2003 is as follows (Dollars in Thousands):

	2004	2003
Average amount of loans outstanding	$61,003	$19,209

Balance of allowance for loan losses at beginning of period	$475	$0

Loans charged off
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Loans recovered
Commercial and financial	0	0
Real estate mortgage	0	0
Installment	0	0

	0	0

Net charge-offs	0	0

Additions to allowance charged to operating expense during period	355	330

Balance of allowance for loan losses at end of period	$830	$330

Ratio of net loans charged off during the period to average loans outstanding	—	—

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

Other income totaled approximately $71,000 and $13,000, respectively, for the nine months ended September 30, 2004 and 2003. For the first nine months of 2004 other income consisted of service charges on deposit accounts of $34,000 and other operating income of $37,000. Included in other operating income for the nine months ended September 30, 2004 was a $26,000 increase in cash surrender value of life insurance owned by the Company. The Company did not own these polices at September 30, 2003. We expect our service charges on deposit accounts to continue to increase as our deposit base increases.

Other expenses totaled approximately $1,327,000 and $1,035,000, respectively, for the nine months ended September 30, 2004 and 2003. For the year 2004 other expenses consisted of salaries and employee benefits of $761,000, equipment and occupancy expenses of $148,000, and other operating expenses of $418,000. The increase in salaries and employee benefits over 2003 was due to the 15 full time equivalent employees employed at September 30, 2004 compared to 13 at September 20, 2003, and to other annual salary costs and employee benefits. The increase in equipment and occupancy expenses and other operating expenses was due to our overall growth and our normal banking operations during the first nine months of 2004 as compared to the first nine months of 2003 when we were partially in the organizational stage.

We have not recorded income tax expense (benefits) for the nine months ended September 30, 2004 and 2003 due to cumulative operating losses recorded to date.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On January 27, 2004, a plaintiff filed a complaint in the Superior Court of Douglas County to commence an action against the Bank and the City of Douglasville, Georgia. The complaint was subsequently amended on April 29, 2004. The complaint sought a declaratory judgment to overturn the Bank’s successful rezoning of a property that would allow the Bank to use the property for its future main office facility. On December 30, 2003, the City of Douglasville rezoned the property from residential to office-institutional with a special land use permit for banking. On May 14, 2004, the Superior Court of Douglas County held a hearing on the claim. On July 21, 2004, the Superior Court of Douglas County issued an order that denied the plaintiff’s request to overturn the rezoning of the property. The plaintiff subsequently appealed the order. In September 2004 the Bank entered into a settlement with the plaintiff and the plaintiff has dropped his appeal of the order. As a result the Bank is proceeding with its proposed purchase of the property.

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

FIRST COMMERCE COMMUNITY BANKSHARES, INC.

(Registrant)

DATE: November 12, 2004	BY:	/s/ William C. Lumpkin, Jr.
William C. Lumpkin, Jr. President and C.E.O.
(Principal Executive Officer)

DATE: November 12, 2004	BY:	/s/ Tom D. Richey
Tom D. Richey, Chief Financial Officer
(Principal Financial and Accounting Officer)